Form 10QSB
period 1996-03-31
USTN HOLDINGS INC
filed 1996-05-15
CIK 1002119

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

             For the quarterly period ended March 31, 1996

/  /  Transition report under Section 13 or 15(d) of the Securities and
      Exchange Act of 1934
      For the transition period from        to


                       COMMISSION FILE NUMBER 33-97876


                             USTN HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


Delaware                                               36-4042177
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)


4501 Intelco Loop, Lacey                                 98503
Washington

(Address of principal executive office)               (Zip code)


                                 (360) 493-6000
                  (Issuer's telephone number, including area code)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/
No

At March 31, 1996, 5,161,152 shares of common stock, $0.01 per share par value, and 2,676 shares of Series A convertible preferred stock, $0.01 per share par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes   No  /X/

                         USTN HOLDINGS, INC.

                 INDEX TO 10-QSB FOR THE QUARTERLY
                     PERIOD ENDED MARCH 31, 1996

                                                                          PAGE

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     USTN Holdings, Inc. Consolidated Balance Sheet - March 31, 1996         2

     USTN Holdings, Inc. Consolidated Statement of Operations -
      Three Months ended March 31, 1996 and 1995                             4

     USTN Holdings, Inc. Consolidated Statement of Cash Flows -
       Three Months ended March 31, 1996 and 1995                            5

     Notes to Consolidated Financial Statements - March 31, 1996             6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OR PLAN OF OPERATIONS                                                  19

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                                  24

ITEM 2:  CHANGES IN SECURITIES                                              24

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                    24

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                24

ITEM 5:  OTHER INFORMATION                                                  24

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                   24

SIGNATURES                                                                  25

INDEX TO EXHIBITS                                                           26

                              PART I
                       FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                         USTN HOLDINGS, INC.

                     Consolidated Balance Sheet

                            March 31, 1996


           ASSETS                                                  1996
           ------                                                  ----
                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                    $  9,449,850
   Accounts receivable, net of allowance
     for doubtful accounts of $244,000                            18,454,883
   Prepaid expenses and other                                        493,323
                                                                  ----------
       Total current assets                                       28,398,056
                                                                  ----------
Property and equipment:
   Land                                                              911,765
   Building and leasehold improvements                             6,904,191
   Equipment and furniture                                         2,836,488
   Network assets                                                 18,234,977
   Capitalized network costs                                       8,002,701
   Computer hardware and software                                 14,369,204
                                                                  ----------
                                                                  51,259,326
   Less:  Accumulated depreciation and amortization               21,995,302
                                                                  ----------
      Total property and equipment                                29,264,024
                                                                  ----------
   Computer software product costs, net of
     accumulated amortization of $280,000                          2,579,182
   Other assets, net of accumulated
     amortization of $202,000                                      2,529,311
                                                                  ----------
                                                                $ 62,770,573
                                                                  ==========

          See accompanying notes to consolidated financial statements.

                           USTN HOLDINGS, INC.

                              March 31, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY                               1996
- - ------------------------------------                               ----
                                                            (Unaudited)
Current liabilities:
   Trade accounts payable                                     1,386,076
   Accrued expenses                                           3,235,934
   Due to customers                                          16,670,850
   Due to dissenting shareholders                             1,161,485
   Current portion of long-term debt                          1,780,444
                                                             ----------
      Total current liabilities                              24,234,789
                                                             ----------
Long-term debt, excluding current portion                    20,324,956
                                                             ----------
Stockholders' equity:
   Series A Convertible Preferred Stock,
     par value $.01 per share, authorized
     4,416 shares, outstanding 2,676 shares                          27
   Preferred Stock, par value $.01 per share,
     authorized 14,995,584 shares, outstanding
     0 shares                                                         -
   Common Stock, par value $.01 per share,
     authorized 30,000,000 shares, outstanding
     5,161,152 shares                                            51,611
   Additional paid-in capital                                10,370,966
   Retained earnings                                          7,788,224
                                                             ----------
      Total stockholders' equity                             18,210,828
                                                             ----------
                                                           $ 62,770,573
                                                            ===========


        See accompanying notes to consolidated financial statements.

                          USTN HOLDINGS, INC.

                  Consolidated Statement of Operations

                Three Months ended March 31, 1996 and 1995

                                              1996           1995
                                              ----           ----
                                           (Unaudited)    (Unaudited)

Revenues                                   $ 5,966,911    $ 3,452,520
                                             ---------      ---------
Expenses:
   Operating                                 2,313,073      2,466,738
   Selling, general and administrative       1,553,695      1,319,535
   Depreciation and amortization             1,106,566        651,465
   Network operating expenses                1,000,047              -
   Merger expense                              350,067              -
                                             ---------      ---------
        Total expenses                       6,323,448      4,437,738
                                             ---------      ---------
        Operating loss                       (356,537)      (985,218)

Interest income                                 89,090         55,211
Interest expense                             (180,070)       (62,925)
                                             ---------      ---------
        Loss before income taxes             (447,517)      (992,932)

Income tax benefit                               -            337,597
                                              --------       --------
        Net loss                           $  (447,517)  $  (655,335)
                                              =========     =========
Weighted average shares of common
stock outstanding                             4,215,300     3,731,951
                                              =========     =========
Net loss per share of common stock          $    (0.11)   $    (0.18)
                                              =========     =========


      See accompanying notes to consolidated financial statements.

                         USTN HOLDINGS, INC.

                 Consolidated Statement of Cash Flows

              Three Months ended March 31, 1996 and 1995

                                       1996                1995
                                       ----                ----
                                    (Unaudited)         (Unaudited)
Cash flows from operating
   activities:

   Cash received from customers     $ 34,105,567       $ 28,630,094
   Interest received                      86,965             52,527
   Cash paid to customers,
     suppliers and employees        (31,317,836)       (27,662,130)
   Income tax refund                     173,795                  -
   Interest paid                       (152,370)           (81,254)
                                     -----------         ----------
        Net cash provided by
        operating activities           2,896,121            939,237

Cash flows from investing activities:

   Cash acquired in acquisition of
   Independent Telecommunications
   Network, Inc.                         613,086                  -
   Capital expenditures and
   software development                (793,816)          (454,789)
                                     -----------         ----------
        Net cash used by investing
        activities                     (180,730)          (454,789)
                                     -----------         ----------
Cash flows from financing activities:

   Purchase of subordinated capital
   certificates related to notes
   payable                                     -           (267,115)
   Proceeds from issuance of
   notes payable                               -           2,671,515
   Principal payments on notes payable (257,747)           (136,827)
                                       ---------          ----------
        Net cash provided (used) by
          financing activities         (257,747)           2,267,573
                                       ---------           ---------
Net increase in cash and
cash equivalents                       2,457,644           2,752,021

Cash and cash equivalents at:

   Beginning of period                 6,992,206           4,126,159
                                       -----------        ----------
    End of period                    $   9,449,850      $  6,878,180
                                       ===========        ==========

        See accompanying notes to consolidated financial statements.

                        USTN HOLDINGS, INC.

            Notes to Consolidated Financial Statements

                     March 31, 1996 (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Description of Business

          USTN Holdings, Inc., and its wholly owned subsidiary USTN Services, Inc., (collectively referred to as "USTN") were incorporated in the State of Delaware on August 2, 1995 to effect the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN"). In accordance with terms of the merger, U.S. Intelco and ITN merged with and into USTN Services, Inc. ("USTN Services") on February 23, 1996 (the "Merger").

          USTN is engaged in the business of developing, managing and marketing a Signaling System 7 ("SS7") Network and related products and services based on SS7 technology to the entire telecommunications marketplace, including network services and other products and services to the cellular market. SS7 is a telecommunications industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as card validation, Advanced Intelligent Network ("AIN") services and cellular services, 800 Number Portability, and Calling Name Delivery. Additionally, USTN provides advanced data base services, billing and collection services, calling card programs and integrated voice messaging and information services to a range of telephone companies as well as interexchange carriers ("Carriers"), operator service providers ("OSPs") and other telecommunications companies and providers of telecommunications services. USTN primarily provides services to companies in the telecommunications industry that are located throughout the United States and considers all of its operations as one segment.

          USTN has its corporate headquarters and a portion of its operations located in Lacey, Washington, SS7 Signal Transfer Points located in Rock Hill, South Carolina and Mattoon, Illinois, and a network control center and related operations located in Overland Park, Kansas.

                         USTN HOLDINGS, INC.

               Notes to Consolidated Financial Statements

                      March 31, 1996 (Unaudited)

     (b)  BASIS OF PRESENTATION

          The consolidated financial statements of USTN presented in this Form 10-QSB are unaudited and reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of USTN's financial position, results of its operations and its cash flows for each period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. USTN believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results.

          The unaudited consolidated financial statements of USTN reflect the Merger accounted for as a purchase business combination in accordance with generally accepted accounting principles with U.S. Intelco designated as the acquiring company. Accordingly, the consolidated statements of operations and cash flows for the three month period ended March 31, 1995 presented in this Form 10-QSB represent the stand-alone results of operations and cash flows of U.S. Intelco. Under the purchase method, ITN's assets and liabilities were recorded at estimated fair value as of the Merger date, and the results of ITN's operations are included prospectively from the date of the Merger (see Note 2).

     (c)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the financial statements of USTN and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (d)  CASH EQUIVALENTS

          USTN considers all highly liquid investments with original maturities of three months or less at purchase to be cash equivalents. Cash equivalents consist of money market funds and repurchase agreements that are stated at cost which approximates market value.

                         USTN HOLDINGS, INC.

               Notes to Consolidated Financial Statements

                      March 31, 1996 (Unaudited)

          At March 31, 1996, such investments include an investment of $6,137,756 in a Treasury Portfolio Fund, a money market fund, consisting of direct obligations of the U.S. Treasury and repurchase agreements collateralized by such obligations of the U.S. Treasury, managed by Short-Term Investments Co. of Texas and administered through U.S. Bank of Washington, and $1,700,000 in overnight repurchase agreements with United Missouri Bank.

     (e)  ACCOUNTS RECEIVABLE

          One of USTN's services involves providing a clearinghouse function for toll collected by telephone companies on behalf of other telecommunications service providers. At March 31, 1996, accounts receivable includes $9,925,042 of such toll amounts due from telephone companies, and due to customers includes $14,340,863 owed to such service providers. Accounts receivable from these companies are uncollateralized.

          Concentration of credit risk with respect to trade receivables is limited due to the diversity of the customer base and geographic dispersion and is evidenced by a history of minimal customer account write-offs.

     (f)  PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

          Property and equipment and capitalized software are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for property and equipment are as follows:

          Corporate headquarters building                       31.5 years
          Capitalized networks costs                              10 years
          Office equipment and systems                       5 to 20 years
          Furniture and fixtures                             5 to 15 years
          Computer equipment and software                     3 to 5 years
          Leasehold improvements                                   5 years

          Included in property and equipment are $11,036,554 of capitalized computer software costs, and related accumulated amortization of $5,479,715 at March 31, 1996.

                           USTN HOLDINGS, INC.

               Notes to Consolidated Financial Statements

                        March 31, 1996 (Unaudited)

          these costs relate to software used by USTN for internal purposes, including support for the processing services provided by USTN. Amortization expense for such capitalized computer software costs, determined on a straight-line basis over the related estimated lives, was $464,642 and $443,209 for the three months ended March 31, 1996 and March 31, 1995, respectively.

          Computer software product costs represent costs incurred for software development related to USTN's software products, which became available for sale in December 1995.

          Costs incurred after the technological feasibility of the product was established have been capitalized. Costs incurred prior to that date were expensed. For the three months ended March 31, 1996, USTN recognized $178,700 of amortization expense for computer software product costs. Capitalized computer software product costs are amortized on a product-by-product basis. The annual amortization is equal to the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization starts when the product is available for general release to customers.

          USTN evaluates the net realizable value of capitalized software based on estimated future revenue and costs associated with the service for which the software is utilized.

     (g)  OTHER LONG-TERM ASSETS

          Capitalized merger costs are amortized using the straight-line method over five years.

     (h)  REVENUE RECOGNITION

          USTN's revenues are recognized when earned. Computer software product revenues are recognized when all contractual obligations have been fulfilled.

                                     9
<PAGE 11>
                        USTN HOLDINGS, INC.

            Notes to Consolidated Financial Statements

                       March 31, 1996 (Unaudited)

     (i)  INCOME TAXES

          The Company provides for income taxes in accordance with Statement of financial Accounting Standards No. 109 "Accounting for Income Taxes."

     (j)  NET INCOME (LOSS) PER COMMON SHARE

          Net income (loss) per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding convertible USTN Series A Preferred Stock and USTN Debentures. Fully diluted net loss per common share is not reflected in periods that report a net loss as the earnings per share amounts are antidilutive.

     (2)  ACQUISITION

          For purchase accounting purposes, the net assets of ITN, excluding U.S. Intelco's 36% ownership of ITN on the date of the Merger, were determined to have a preliminary fair value of $6,239,000. Costs in excess of assets acquired totaling $37,000 are being amortized over five years.

          The purchase price was allocated to the following:

          Net ITN assets and liabilities                     $5,210,000
          Other intangible assets                                37,000
          Deferred income taxes                                 992,000
                                                                -------
                                                             $6,239,000
                                                              =========

                       USTN HOLDINGS, INC.

            Notes to Consolidated Financial Statements

                     March 31, 1996 (Unaudited)

     Assuming that this acquisition had taken place on January 1, 1995, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1996             1995
                                                    ----             ----
       Revenues                                 $ 9,694,448      $ 8,363,634
                                                  =========        =========
       Net loss                                $  (742,513)     $  (602,943)
                                                  =========        =========
       Loss per common share                   $     (0.14)     $     (0.12)
                                                  =========        =========

     As consideration for the sale, non-dissenting ITN shareholders, excluding U.S. Intelco, received 1,532,542 shares of USTN Common Stock and 2,676 shares of USTN Series A Preferred Stock. ITN Debentures were converted to USTN Debentures having the same amount of outstanding principal and interest under the terms and conditions set forth in the Merger. The amount reported as due to dissenting shareholders of $1,161,485 represents the estimated payments to be made to dissenting ITN shareholders in exchange for ITN stock held by such dissenters on the Merger date. The amount was accrued by ITN immediately before the Merger as a reduction of additional paid-in capital. No payments have been made to ITN dissenters as of March 31, 1996.

     Subsequent to March 31, 1996, USTN paid all dissenting USIH shareholders a total of $338,000 in exchange for USIH stock held by such dissenters on the Merger date. The payments were recorded as a stock repurchase and retirement transaction.

     At March 31, 1996, other long-term assets includes $612,756 of capitalized Merger transaction costs, net of amortization. For the three months ended March 31, 1996, merger expense of $350,067 includes non-capitalizable Merger transaction costs, and severance costs associated with USIH and ITN personnel terminated as a direct result of the Merger.

                          USTN HOLDINGS, INC.

              Notes to Consolidated Financial Statements

                      March 31, 1996 (Unaudited)

(3)  LONG-TERM DEBT

     Long-term debt at March 31, 1996 consists of the following:

       Rural Telephone Finance Cooperative ("RTFC")
          variable rate secured note, interest
          rate at March 31, 1996 of 6.3% ,
          payable in quarterly installments,
          including interest, matures June 2010.                $ 4,328,087
       RTFC variable rate secured note, interest

          rate at March 31, 1996 of 6.3%,
          payable in quarterly installments,
          including interest, matures March 2015.                 1,140,880
       RTFC variable rate secured note, interest
          rate at March 31, 1996 of 6.3%,
          payable in quarterly installments,
          including interest, matures March 2015.                 1,470,631
       RTFC variable rate secured note, interest
          rate at March 31, 1996 of 6.55%,
          payable in quarterly installments,
          including interest, matures February 2000.              1,001,985
       RTFC variable rate secured note, interest
          rate at March 31, 1996 of 6.25%,
          payable in quarterly installments
          including interest, matures October 2000.               2,799,159
       RTFC variable rate secured note, interest
          rate at March 31, 1996 of 6.25%,
          payable in quarterly installments
          including interest, $3,847,369 loan
          available for draw at March 31, 1996,
          matures October 2000.                                    842,105

                             USTN HOLDINGS, INC.

                 Notes to Consolidated Financial Statements

                           March 31, 1996 (Unaudited)

       7.5% convertible redeemable subordinated
          debentures (net of original issue
          discount of $258,089).                                  8,488,721
       USTN convertible debenture interest payable                2,033,832
                                                                 ----------
       Total long-term debt                                      22,105,400
       Less: current portion                                      1,780,444
                                                                 ----------
       Long-term debt, excluding current portion               $ 20,324,956
                                                                 ==========

     All of the RTFC notes have variable interest rates that are based on RTFC's short-term funding costs. In accordance with the terms of the loan agreements, USTN purchased lender-issued, non-interest-bearing subordinated capital certificates based on a percentage of the gross loan amount. Such certificates amortize over the terms of the respective loans. Certificates purchased, net of amortization, related to the mortgages totaled $944,034 at March 31, 1996, are carried at cost, and are included in other long-term assets. The loan agreements contain certain covenants, the most restrictive of which requires USTN to maintain certain cash flow-to-debt service ratios.

     All loans are currently secured by a first priority mortgage lien on substantially all of ITN's and U.S. Intelco's assets, revenues and property. USTN Services, as the surviving entity of the Merger, has assumed all of the obligations related to the agreements between RTFC and ITN, and U.S. Intelco, and has pledged as security all of its assets, revenues and property, excluding cash collected and held on behalf of others in the normal course of providing USTN's services. Cash and cash equivalents not subject to the mortgage lien was $6,554,982 at March 31, 1996. RTFC and USTN Services have agreed to re-document, in the near future, all loans and security agreements assumed by USTN Services from
    ITN and U.S. Intelco as a result of the Merger.

     At March 31, 1996, USTN has a secured line of credit through USTN Services with RTFC that permits USTN to borrow up to $7,300,000, not to exceed 80% of USTN Service's accounts receivable, through May 1996. This line of credit will be automatically extended for a term of five years upon completion of Merger-related documents. Additionally, USTN has a $5,000,000 line of credit, secured with the stock of USTN Services, through March 1998 from which proceeds are to be used specifically for administrative matters associated with the Merger.

                        USTN HOLDINGS, INC.

            Notes to Consolidated Financial Statements

                    March 31, 1996 (Unaudited)

     The lines of credit bear interest at the lesser of the prime rate plus 1.5% or RTFC's monthly line of credit rate, and contain certain similar covenants, the most restrictive of which requires USTN to maintain a zero balance in the line at least five consecutive business days every 360 days after the initial advance. There were no borrowings outstanding against either line at March 31, 1996. RTFC has provided USTN with a firm commitment to provide an additional five-year secured loan in the amount of $3,894,737.

     The terms of the note are expected to be similar to the terms of USTN's other secured notes with RTFC. Finalization of the loan is pending completion of related loan documents.

     The USTN Debentures, formerly ITN Debentures converted in the Merger, bear interest at 7.5% and are due August 15, 2001. Interest on the debentures is payable in quarterly installments, in arrears, beginning the first full quarter after December 31, 1995. Interest accrued for the period prior to December 31, 1995 was deferred and will be paid ratably on each interest payment date over the remaining term of the debentures. The USTN Debentures are convertible into the number of shares of USTN Common Stock equal to the principal amount of the USTN Debenture at the time of conversion divided by the market price of USTN Common Stock at the time of conversion (as defined in the Indenture), or if no market price exists, on the basis of 90 shares of USTN Common Stock for each $1,000 in principal amount. USTN Debentures are subordinated to all senior debt. USTN Debentures are directly associated with USTN Series A Preferred Stock in that these securities were issued as a unit("Unit").

     Maturities of the long-term debt for the five years ending December 31 are scheduled as follows: 1997, $1,655,518; 1998, $1,751,069; 1999,
     $1,853,490;  2000, $978,068; and 2001, $9,080,533.

(4)  STOCKHOLDER'S EQUITY

     At March 31, 1996, USTN is authorized to issue up to 45,000,000 shares of capital stock consisting of (i) 30,000,000 shares of USTN Common Stock, par value $.01 per share, and (ii) 15,000,000 shares of USTN Preferred Stock, par value $.01 per share. Each share of USTN Common Stock and USTN Series A Preferred Stock is entitled to one vote and 100 votes, respectively.

                            USTN HOLDINGS, INC.

                 Notes to Consolidated Financial Statements

                          March 31, 1996 (Unaudited)

     Each share of USTN Series A Preferred Stock will be convertible into
     85.12 shares of USTN Common Stock ("Conversion Amount"), at the option of the holder thereof at any time that the holder elects to convert a USTN Debenture issued as a unit with such a share. Each share of USTN Series A Preferred Stock will be convertible, at the option of USTN, into the Conversion Amount, at such time that the USTN Debenture issued as a unit with such share is converted into shares of USTN Common Stock. In the event of liquidation, USTN Series A Preferred Stock will be entitled to $1,000 per share out of the assets of USTN available for distribution to its stockholders, but before any payment or distribution is made to holders of USTN Common Stock or any other series of preferred stock of USTN. Payments of dividends are restricted under USTN's long-term debt arrangements, as follows: (1) approval of RTFC is required unless USTN's ratio of equity to total assets exceeds 40% and (2) dividends are restricted to 75% of net income as defined in the indenture relating to the USTN debentures. Dividends are not payable to USTN Series A Preferred Stock unless dividends are declared, set aside or paid simultaneously to holders of USTN Common Stock.

(5)  INCOME TAXES

     Components of the income tax benefit for the three months ended March 1996 and 1995 are as follows:

                                                        1996          1995
                                                        ----          ----
       Deferred tax benefit                        $ 152,156     $ 337,597
       Valuation allowance for
         deferred tax assets                         152,156             -
       Income tax benefit                          $    -        $ 337,597
                                                     =======       =======
     USTN provides for deferred taxes based on the differences between the bases of assets and liabilities for financial reporting purposes and income tax purposes, calculated using enacted tax rates as of the balance sheet date. At March 31, 1996, such differences primarily related to the use of accelerated depreciation and amortization for tax purposes, accruals for certain expenses that are not currently deductible for tax purposes until paid, the tax basis of certain investments that have been written off

                                  15
PAGE>  17
                           USTN HOLDINGS, INC.

              Notes to Consolidated Financial Statements

                       March 31, 1996 (Unaudited)

     tax purposes that were capitalized for financial statement purposes and the expensing of software development costs for USTN has established a valuation reserve related to tax benefits associated with capital losses recorded for financial statement purposes but not yet realized for tax purposes. The primary reason the income tax benefit varies from the statutory tax rate is due to the permanent differences recognized between book and taxable income.

     The components of the deferred tax asset (liability) as of March 31, 1996 are summarized as follows:

          Future tax assets                                    $   915,770
          Future tax liabilities                               (6,912,173)
          Net operating loss carryforwards                      10,059,694
          Merger effect on deferred taxes                          991,644
          Valuation reserve                                    (5,054,935)
                                                                ----------
          Net deferred taxes                                    $     -
                                                                ==========

    At March 31, 1996, USTN has Federal income tax net operating loss carryforwards available to offset future taxable income for Federal income tax purposes totaling $26,968,000 that expire as follows: 2004, $196,000; 2005, $1,277,000; 2006, $6,510,000; 2007, $5,772,000; 2008,
     $3,841,000;  2009, $2,698,000;  2010, $4,223,000; and 2011, $2,451,000.
     These loss carryforwards may be limited under certain provisions of the Internal Revenue Code of 1986.

                            USTN HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                         March 31, 1996 (Unaudited)

(6)  STATEMENT OF CASH FLOWS

     Reconciliations of net loss to net cash provided by operating activities for the three months ended March 31, 1996 and 1995 are summarized as follows:

                                                    1996           1995
                                                    ----           ----
     Net loss                              $   (447,517)     $(655,335)

     Adjustments to reconcile net
       loss to net cash provided
       by operating activities:

     Depreciation and amortization             1,106,566        651,465
     Deferred income taxes                        -           (337,597)
     Deferred merger costs                      (83,570)              -
     Change in:
       Accounts receivable                     1,166,674        323,185
       Refundable income taxes                   173,795              -
       Other assets                              106,096      (125,449)
       Trade accounts payable                  (161,174)        237,332
       Accrued expenses                      (1,411,237)        119,216
       Due to dissenting shareholders          1,161,485              -
       Due to customers                        1,285,003        726,420

     Net cash provided by operating
       activities                            $ 2,896,121      $ 939,237

     During the three months ended March 31, 1996 and 1995, USTN redeemed $23,248 and $84,765 respectively, of lender issued, non-interest-bearing subordinated capital certificates, which were deducted from the mortgage loan principal balance. During the three months ended March 31, 1996, USTN accrued expenses totaling $63,436 for subordinated debenture interest and $4,023 for original issue discount, which were added to the notes payable balance.

     As a result of the Merger, USTN acquired $5,625,914 of net assets of ITN, excluding cash, in exchange for USTN Common and Series A Preferred stock.

                           USTN HOLDINGS, INC.

                Notes to Consolidated Financial Statements

                        March 31, 1996 (Unaudited)

(7)  COMMITMENTS AND CONTINGENCIES

     USTN has agreed to acquire a thirty-five percent (35%) interest, in the form of preferred stock, in Authentix, Inc., a newly formed company which is developing a proprietary cellular roaming fraud verification system. USTN's investment commitment is $1,690,000, of which $920,000 has been paid and capitalized as of March 31, 1996. The investment is accounted for by the cost method and is included in other long-term assets.

     USTN is party to a contract with the subsidiary of one of its corporate stockholders which supplies USTN with transmission facilities in the form of private leased lines. Payments pursuant to this contract total approximately $300,000 for each of the three month periods ended March 31, 1996 and 1995, respectively.

     On February 6, 1996, one ITN shareholder filed a lawsuit in Delaware Chancery Court against ITN and its board of directors alleging breaches of fiduciary duty on the part of the ITN board of directors related to their approval of the Merger into USTN. The lawsuit does not specify any monetary damages and is in the preliminary pleading stage. USTN is vigorously contesting this issue. This lawsuit is in the very early stages and the ultimate outcome of this matter cannot be predicted at this time and therefore no provision for any liability has been made in these financial statements.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS

BASIS OF PRESENTATION

USTN Holdings, Inc., and its wholly-owned subsidiary, USTN Services, Inc., (collectively referred to as "USTN") were incorporated for the purpose of effecting the Merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN") that was consummated effective February 23, 1996. The Merger was accounted for as a purchase business combination in accordance with generally accepted accounting principles with U.S. Intelco designated as the acquiring company. Accordingly, the consolidated statements of operations and cash flows for the three month period ended March 31, 1995 presented in this Form 10-QSB represent the stand-alone results of operations and cash flows of U.S. Intelco. The results of ITN's operations are included in the consolidated financial statements prospectively from the date of the Merger. The pro forma information presented in this Management's Discussion and Analysis or Plan of Operations item reflects the combined activities of U.S. Intelco and ITN as if the Merger had occurred effective January 1, 1995.

RESULTS OF OPERATIONS

REVENUES. Revenues for the three months ended March 31, 1996 increased $2,514,391, or 73%, to $5,966,911 from $3,452,520 for the comparable 1995 period. The increase reflects one month of revenues resulting from the Merger with ITN that accounted for $1,944,789 or 77% of the increase. Toll Clearinghouse ("TCH") revenues increased $702,795, or 70%, from $1,009,638 for the three months ended March 31, 1995 to $1,712,433 for the comparable period in 1996, reflecting a 22% increase in messages processed from 11.8 million in 1995 to 14.4 million in 1996 due to the addition of a large customer in the second quarter of 1995. Line Information Data Base ("LIDB") services revenues decreased $109,784, or 8%, from $1,406,868 to $1,297,084 for the three months ended March 31, 1995 and 1996, respectively, reflecting an 8% decrease in queries processed from 42.7 million to 39.2 million for the three months ended March 31, 1995 and 1996, respectively, due to a general decrease in volumes processed.

On a pro forma basis, revenues for the three months ended March 31, 1996 increased $1,330,814, or 16%, to $9,694,448 from $8,363,634 for the comparable
1995 period. Recurring network connectivity revenues increased $260,482, or 16%, from $1,607,633 for the three months ended March 31, 1995 to $1,868,115 for the comparable period in 1996, primarily due to growth in chargeable customer links. LIDB Switch and Transport revenues decreased $310,731, or 26%, from $1,176,540 to $865,809 for the three months ended March 31, 1995 and 1996, respectively, primarily due to reduced prices brought on by competition. Cellular Switch and Transport revenues increased $295,358, or 126%, from $234,793 to $530,151 for the three months ended March 31, 1995, respectively, reflecting customer growth and increased utilization of the network with message volumes increasing 362% from 40.0 million for the three months ended March 31, 1995 to 184.6 million for the comparable 1996 period. The increase in messages was offset by an approximate 60% decrease in price due to competition. Trunk Signaling/CLASS revenues increased $424,025, or 71%, from $595,190 to $1,019,215 for the three months ended March 31, 1995 and 1996, respectively, as a result of new customer growth.

EXPENSES. USTN's primary costs are related to network expenses, followed by personnel costs, depreciation and amortization of hardware, software and facilities assets, and software maintenance expenses. Expenses for the three months ended March 31, 1996 increased $1,885,710, or 42%, to $6,323,448 from $4,437,738 for the comparable 1995 period. The increase reflects one month of expenses resulting from the Merger with ITN that accounted for $1,921,321, or 102%, of the increase.

On a pro forma basis, expenses for the three months ended March 31, 1996 increased $1,051,881, or 12%, to $10,148,954 from $9,097,073 for the comparable 1995 period. Operating expenses decreased $386,766, or 13%, from $3,055,638 for the three months ended March 31, 1995 to $2,668,872 for the three months ended March 31, 1996. This decrease is caused primarily by reduced Personal Communications Services ("PCS") related business development costs, software maintenance savings related to cost reduction projects completed in 1995, and reduced personnel costs. The decrease in PCS business development costs results from a change in focus from PCS limited partnership sponsorship activities, with the beginning of the FCC Block C broadband radio spectrum license auction, to new service offerings requiring a lower level of resources. Operating expense savings are offset by increased operating costs of the AMAT7 trademark and CDR7 computer software products for which development was completed and introduction into the market occurred in mid-1995 and the end of 1995, respectively. Selling, general and administrative expenses were comparable at $2,458,520 and $2,449,906 for the three months ended March 31, 1995 and 1996, respectively. Network expenses increased $434,262, or 19%, from $2,339,524 to $2,773,786 for the three months ended March 31, 1995 and 1996, respectively, due to increased leased network connectivity, link, and LATA access charges incurred to establish and maintain customer connectivity to the SS7 Network. Depreciation and amortization increased $327,124, or 27%, from $1,228,391 to $1,555,515 for the three months ended March 31, 1995 and 1996, respectively, primarily due to depreciation and amortization of capitalized computer software costs associated with the AMAT7 and CDR7 products, and of operating hardware and software placed into production in the second half of 1995. Merger expenses of $700,875, for the three months ended March 31, 1996, include non-capitalizable Merger transaction costs, and severance costs associated with USIH and ITN personnel terminated as a direct result of the Merger.

INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $33,879, or 61%, to $89,090 for the three months ended March 31, 1996 from $55,211 for the three months ended March 31, 1995, resulting primarily from an increase in available cash balances over the two periods. The increase reflects one month of interest income resulting from the Merger with ITN that accounted for $8,979, or 27%, of the increase.

On a pro forma basis, interest income decreased by $63,172, or 37%, to $106,495 for the three months ended March 31, 1996 from $169,667 for the three months ended March 31, 1995 resulting primarily from a decrease in available cash balances over the two periods. The reduction in available cash was caused mainly by purchases of fixed assets, merger activities, and a $920,000 investment in Authentix, Inc. Interest expense increased $117,145, or 186%, to $180,070 for the three months ended March 31, 1996 from $62,925 for the three months ended March 31, 1995. The increase reflects one month of interest expense resulting from the Merger with ITN that accounted for $89,155, or 76%, of the increase. The remainder of the increase reflects a higher aggregate outstanding debt balance resulting from two additional twenty-year mortgage loans for a total of approximately $2.7 million obtained by USTN from Rural Telephone Finance Cooperative ("RTFC") in March 1995 and a loan obtained from RTFC in October 1995 for approximately $1.1 million.

On a pro forma basis, interest expense increased $23,134, or 6%, for the three months ended March 31, 1996 over the comparable 1995 period due to a higher outstanding debt balance.

INCOME TAXES. As USTN does not expect to receive current benefit from its net operating loss for the three months ended March 31, 1995, the income tax benefit was treated as an adjustment to long-term deferred taxes. USTN has Federal income tax net operating loss carryforwards available to offset future taxable income for Federal income tax purposes totaling $26,968,000 that expire as follows: 2004, $196,000; 2005, $1,277,000; 2006, $6,510,000;
2007, $5,772,000;  2008, $3,841,000;  2009, $2,698,000;  2010, $4,223,000; and
2011, $2,451,000. USTN's ability to utilize such net operating loss carryforwards is dependent on USTN's ability to generate sufficient taxable income from its operations.

EARNINGS

USTN's net loss decreased $207,818 from $655,335 for the three months ended March 31, 1995 to $447,517 for the three months ended March 31, 1996 primarily reflecting an increase in TCH revenues and a decrease in PCS business development costs.

On a pro forma basis, USTN's net loss increased $139,570 from $602,943 to $742,513 for the three months ended March 31, 1995 and 1996, respectively, primarily resulting from the offset of positive revenue trends by one-time Merger costs incurred in 1996. Although USTN believes that its primary existing services and products will continue to show profit in 1996, overall company profitability will be dependent upon successful deployment and sales of new services and products. Initial revenues from new services and products may not exceed related start-up costs.

Longer term, USTN anticipates that increased expenditures in the development of services and products will continue over the next several years. USTN believes that its primary existing services and products will continue to be profitable; however, overall profitability in the immediate future could be negatively impacted by delays in obtaining new product revenues coupled with related increases in new product operating costs during the development, introduction and implementation period. USTN believes that it will achieve higher earnings in the future through new product and customer diversification and expansion into related telecommunications markets as well as achieving a reduction in selling, general and administrative expenses as a result of the Merger.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Intelco and ITN individually relied on a combination of cash generated from operations, debt and equity to fund their service development and expansion activities. Currently, USTN's operating activities are generating positive cash flows. However, as USTN broadens its services and products to those requiring larger investments coupled with longer payback periods, USTN believes there may be an increased pressure on cash generated from operations. USTN anticipates continued high levels of investment in the development of new services and products over the next several years as USTN processes increased volumes relating to its network, data base, and billing and collection services and broadens its product base to keep pace with changing markets and satisfy the needs of its customers.

USTN's working capital (current assets minus current liabilities) was $4,163,267 as of March 31, 1996. USTN's cash and cash equivalent balances include $6,554,982 required as working capital to service USTN's billing-and-collection customers. Such funds are received and disbursed on a monthly basis. The decrease in working capital of $768,339 from March 31, 1995 reflects the increase in liabilities assumed from the Merger with ITN including accruals for network expenses and dissenting shareholders and the current portion of long-term debt financing. USTN believes that its existing cash balances, funds generated from its operations and borrowings available under its existing credit facilities will be sufficient to meet existing capital expenditure and working capital needs for the immediate future.

USTN's expenditures for property and equipment including capitalized software costs, were $793,816 for the three months ended March 31, 1996. Expenditures for property and equipment were primarily for the Authentix, Inc. project. Authentix, Inc., is a newly formed company which is developing a proprietary cellular roaming fraud verification system. USTN has committed to a total investment of $1,690,000 in Authentix, Inc. preferred stock. USTN and Authentix, Inc. have agreed that USTN will develop a portion of the authentication service system. USTN will be paid on a per query basis as the authentication service becomes functional in the future.

At March 31, 1996, USTN has a secured line of credit through USTN Services with RTFC that permits USTN to borrow up to $7,300,000, not to exceed 80% of USTN Service's accounts receivable, through May 1996. This line of credit will be automatically extended for a term of five years upon completion of Merger-related documents. USTN has a $5,000,000 line of credit through March 1998, secured with the stock of USTN Services, from which proceeds are to be used specifically for administrative matters associated with the Merger. There were no borrowings outstanding against either line at March 31, 1996. Additionally at March 31, 1996, USTN has $7,742,106 of unused loan facilities established, or committed, with RTFC, maturing in the years 2000 and 2001.

                                 PART II
                             OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          On February 6, 1996, one ITN shareholder filed a lawsuit in Delaware Chancery Court against ITN and its board of directors alleging breaches of fiduciary duty on the part of the ITN board of directors related to their approval of the Merger into USTN. The lawsuit does not specify any monetary damages and is in the preliminary pleading stage.

ITEM 2:   CHANGES IN SECURITIES
              None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
              Not applicable

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
              None

ITEM 5:   OTHER INFORMATION
              None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601
               OF REGULATION S-B
               Exhibit Index is provided on page 26.

          (b)  REPORTS ON FORM 8-K
               No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                SIGNATURES

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       USTN HOLDINGS, INC.



Date:  May 10, 1996                    By:Daniel E. Weiss
                                          ---------------
                                          Daniel E. Weiss, Vice President -
                                          Finance and Treasurer
                                          (Principal Accounting Officer)

                           USTN HOLDINGS, INC.

                              EXHIBIT INDEX

Exhibit no.                  Title                              Page
- - ----------                   -----                              ----
Ex-10.1             Pledge and Security Agreement dated March
                    25, 1996, between USTN Holdings, Inc., and
                    Rural Telephone Finance Cooperative

Ex-10.2 Secured Revolving Line of Credit Agreement dated March 25, 1996, between USTN Holdings,
                    Inc., and Rural Telephone Finance Cooperative

Ex-27               Financial Data Schedule