Form 10QSB
period 1996-06-30
USTN HOLDINGS INC
filed 1996-08-13
CIK 1002119

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

             For the quarterly period ended June 30, 1996

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

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No

At June 30, 1996, 5,161,152 shares of common stock, $0.01 per share par value, and 2,675 shares of Series A convertible preferred stock, $0.01 per share par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes   No  /X/

                         USTN HOLDINGS, INC.
                 INDEX TO 10-QSB FOR THE QUARTERLY
                     PERIOD ENDED JUNE 30, 1996

                                                                          PAGE

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     USTN Holdings, Inc. Consolidated Balance Sheet - June 30, 1996          2

     USTN Holdings, Inc. Consolidated Statement of Operations -
      Three Months and Six Months ended June 30, 1996 and 1995               4

     USTN Holdings, Inc. Consolidated Statement of Cash Flows -
       Six Months ended June 30, 1996 and 1995                               5

     Notes to Consolidated Financial Statements - June 30, 1996              6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OR PLAN OF OPERATIONS                                                   8

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                                  14

ITEM 2:  CHANGES IN SECURITIES                                              14

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                    14

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                14

ITEM 5:  OTHER INFORMATION                                                  15

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                   15

SIGNATURES                                                                  16

                              PART I
                       FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                         USTN HOLDINGS, INC.

                     Consolidated Balance Sheet

                              June 30

           ASSETS                                                   1996
           ------                                                   ----
                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                    $  9,710,824
   Accounts receivable, net of allowance
     for doubtful accounts of $442,000                            20,829,265
   Prepaid expenses and other                                        371,616
                                                                  ----------
       Total current assets                                       30,911,705
                                                                  ----------
Property and equipment:
   Land                                                              911,765
   Building and leasehold improvements                             6,904,554
   Equipment and furniture                                         2,929,308
   Network assets                                                 18,594,422
   Capitalized network costs                                       8,033,856
   Computer hardware and software                                 15,113,717
                                                                  ----------
                                                                  52,487,622
   Less:  Accumulated depreciation and amortization               23,475,152
                                                                  ----------
      Total property and equipment                                29,012,470
                                                                  ----------
   Computer software product costs, net of
     accumulated amortization of $482,000                          2,376,630
   Other assets, net of accumulated
     amortization of $161,000                                      2,966,196
                                                                  ----------
                                                                $ 65,267,001
                                                                  ==========

          See accompanying notes to consolidated financial statements.

                           USTN HOLDINGS, INC.

                                June 30

LIABILITIES AND STOCKHOLDERS' EQUITY                                1996
- ------------------------------------                                ----
                                                                 (Unaudited)
Current liabilities:
   Trade accounts payable                                       $  4,036,370
   Accrued expenses                                                2,209,031
   Due to customers                                               18,173,270
   Due to dissenting shareholders                                    408,322
   Current portion of long-term debt                               1,779,749
                                                                ----------
      Total current liabilities                                   26,606,742
                                                                  ----------
Long-term debt, excluding current portion                         19,831,799
                                                                  ----------
Stockholders' equity:
   Series A Convertible Preferred Stock,
     par value $.01 per share, authorized
     4,416 shares, outstanding 2,675 shares                               27
   Preferred Stock, par value $.01 per share,
     authorized 14,995,584 shares, outstanding
     0 shares                                                              -
   Common Stock, par value $.01 per share,
     authorized 30,000,000 shares, outstanding
     5,161,152 shares                                                 51,611
   Additional paid-in capital                                     10,369,724
   Retained earnings                                               8,407,098
                                                                  ----------
      Total stockholders' equity                                  18,828,460
                                                                  ----------
                                                                $ 65,267,001
                                                                  ==========

        See accompanying notes to consolidated financial statements.

                          USTN HOLDINGS, INC.

                  Consolidated Statement of Operations

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                  1996       1995        1996        1995
                                ------------------        ----------------
                                    (Unaudited)            (Unaudited)
Revenues                 $ 10,396,663  $ 4,043,227  $ 16,363,574  $ 7,495,747
                           ---------     ---------    ----------    ---------
Expenses:
  Operating                 2,320,150    2,526,565     4,633,223    4,993,303
  Selling, general
    and administrative      2,417,983    1,436,716     3,971,678    2,756,251
  Depreciation and
    amortization            1,590,814      718,794     2,697,380    1,370,259
  Network operating
    expenses                2,854,462        -         3,854,509        -
  Merger expense                -          458,550       350,067      458,550
                           ----------    ---------    ----------   ----------
    Total expenses          9,183,409    5,140,625    15,506,857    9,578,363
                           ----------    ---------    ----------   ----------

Operating income (loss)     1,213,254   (1,097,398)      856,717   (2,082,616)

Interest income               120,767       67,924       209,857      123,135
Interest expense             (378,007)    (127,997)     (558,077)    (190,922)
                           ----------    ---------    ----------   ----------
Income (loss) before
  income taxes                956,014   (1,157,471)      508,497   (2,150,403)

Income tax benefit              -         (393,540)        -         (731,137)
                           ----------    ---------    ----------   ----------
Net income (loss)        $    956,014  $  (763,931) $    508,497  $(1,419,266)
                           ==========    =========    ==========    =========
Weighted average
  common shares             5,161,152    3,730,190     4,688,226    3,731,066
                            =========    =========     =========    =========
Primary earnings (loss)
  per common share       $       0.19  $     (0.20) $       0.11  $     (0.38)
                           ==========    =========    ==========    =========
Fully diluted earnings
  (loss)per common share $       0.17  $     (0.20) $       0.11  $     (0.38)
                           ==========    =========    ==========    =========

      See accompanying notes to consolidated financial statements.

                         USTN HOLDINGS, INC.

                 Consolidated Statement of Cash Flows

                      Six Months ended June 30

                                                     1996           1995
                                                     ----           ----
                                                 (Unaudited)    (Unaudited)
Cash flows from operating
   activities:

  Cash received from customers                  $ 71,316,169   $ 56,859,224
   Interest received                                 231,568        118,544
   Cash paid to customers, suppliers
     and employees                               (65,244,075)   (56,094,734)
   Income tax refund                                 173,795          -
   Interest paid                                    (599,291)      (209,356)
                                                  ----------     ----------
        Net cash provided by
          operating activities                     5,878,166        673,678
                                                  ----------     ----------

Cash flows from investing activities:

   Cash acquired in acquisition of Independent
     Telecommunications Network, Inc.                613,086          -
   Investment in Authentix, Inc.                    (400,000)         -
   Capital expenditures and software development  (1,607,734)    (1,796,277)
                                                  ----------     ----------
        Net cash used by investing activities     (1,394,648)    (1,796,277)
                                                  ----------     ----------
Cash flows from financing activities:

   Purchase of subordinated capital
     certificates related to notes payable             -           (267,115)
   Proceeds from issuance of notes payable             -          2,671,515
   Principal payments on notes payable              (566,981)      (291,607)
   Acquisition of common stock                         -            (19,911)
   Payments to dissenting stockholders            (1,197,919)         -
                                                  ----------    -----------
        Net cash provided (used) by
          financing activities                    (1,764,900)     2,092,882
                                                  ----------    -----------

Net increase in cash and cash equivalents          2,718,618        970,283

Cash and cash equivalents at:

  Beginning of period                              6,992,206      4,126,159
                                                  ----------     ----------
  End of period                                 $  9,710,824   $  5,096,442
                                                  ==========     ==========

        See accompanying notes to consolidated financial statements.

                        USTN HOLDINGS, INC.

            Notes to Consolidated Financial Statements

                     June 30, 1996 (Unaudited)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of USTN Holdings, Inc. ("USTN") presented in this Form 10-QSB are unaudited and reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of USTN's financial position, results of its operations and its cash flows for each period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. USTN believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results. These consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in USTN s 10-QSB for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on May 15, 1996.

(2)  EARNINGS (LOSS) PER COMMON SHARE

     Primary earnings (loss) per common share is computed using the weighted average number of common shares outstanding during each period. Fully diluted earnings (loss) per share is computed as primary earnings (loss) per share including the dilutive effect, if any, of outstanding convertible USTN Series A Preferred Stock and USTN Debentures.

(3)  ACQUISITION

     USTN was incorporated for the purpose of effecting the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN") that was consummated effective February 23, 1996 ("Merger"). The Merger was accounted for as a purchase business combination in accordance with generally accepted accounting principles with U.S. Intelco designated as the acquiring company. Accordingly, the consolidated statements of operations for the three month and six month period ended June 30, 1995, and of cash flows for the six month period ended June 30, 1995, presented in this Form 10-QSB represent the stand-alone results of operations and cash flows of U.S. Intelco. The results of ITN's operations are included in the consolidated financial statements prospectively from the date of the Merger.

    Assuming that the acquisition of ITN had taken place on January 1, 1995, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                   Six Months Ended June 30,
                                                 ----------------------------
                                                    1996             1995
                                                    ----             ----
       Revenues                                 $20,172,801      $18,034,642
                                                 ==========       ==========
       Net income (loss)                        $   422,017      $  (542,036)
                                                 ==========       ==========
       Income (loss) per common share           $      0.08      $     (0.10)
                                                 ==========       ==========

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS
BASIS OF PRESENTATION

USTN Holdings, Inc., and its wholly-owned subsidiary, Illuminet, Inc. ("Illuminet", formerly named USTN Services, Inc.),(collectively referred to as "USTN"), were incorporated for the purpose of effecting the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent
Telecommunications Network, Inc. ("ITN") that was consummated effective
February 23, 1996 ("Merger"). The Merger was accounted for as a purchase business combination in accordance with generally accepted accounting principles with U.S. Intelco designated as the acquiring company. Accordingly, the consolidated statements of operations for the three month and six month period ended June 30, 1995, and of cash flows for the six month period ended June 30, 1995, presented in this Form 10-QSB represent the stand-alone results of operations and cash flows of U.S. Intelco. The results of ITN's operations are included in the consolidated financial statements prospectively from the date of the Merger. The pro forma information presented in this Management's Discussion and Analysis or Plan of Operations item reflects the combined activities of U.S. Intelco and ITN as if the Merger had occurred effective January 1, 1995.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 and 1995

REVENUES. Revenues increased $8,867,827, or 118%, from $7,495,747 for the six months ended June 30, 1995 to $16,363,574 for the comparable 1996 period.
The increase reflects four months of revenues resulting from the Merger with ITN that accounted for $8,068,115 or 91% of the increase. Toll Clearinghouse ("TCH") revenues increased $1,100,006, or 46%, from $2,386,798 for the 1995 period to $3,486,804 for the comparable period in 1996, reflecting a 19% increase in messages processed from 25.9 million in 1995 to 31.0 million in 1996 due to the addition of a large customer in the second quarter of 1995. Line Information Data Base ("LIDB") services revenues decreased $360,090, or 12%, from $2,989,522 to $2,629,432 for the 1995 and 1996 periods, respectively, reflecting a 10% decrease in queries processed from 89.3 million in 1995 to 80.3 million in 1996 due to a general decrease in volumes processed.

On a pro forma basis, revenues increased $2,138,159, or 12%, from $18,034,642 for the six months ended June 30, 1995 to $20,172,801 for the comparable 1996 period. In addition to the changes noted in the preceding paragraph, recurring network connectivity revenues increased $536,502, or 16%, from $3,433,355 for the 1995 period to $3,969,857 for the comparable period in 1996, primarily due to growth in chargeable customer links. LIDB Switch and Transport revenues decreased $801,509, or 27%, from $2,930,754 to $2,129,245 for the 1995 and
1996 periods, respectively, primarily due to reduced prices brought on by competition. Cellular Switch and Transport revenues increased $756,647, or 118%, from $643,950 in the 1995 period to $1,400,597 for the comparable 1996 period reflecting customer growth and increased utilization of the network with message volumes increasing 298% from 118.8 million for the 1995 period to 473.0 million for the comparable 1996 period. The increase in messages was offset by an approximate 60% decrease in price due to competition. Trunk Signaling/CLASS revenues increased $752,797, or 55%, from $1,377,500 to $2,130,297 for the 1995 and 1996 periods, respectively, as a result of new customer growth.

EXPENSES. USTN's primary costs are related to network expenses, followed by personnel costs, depreciation and amortization of hardware, software and facilities assets, and software maintenance expenses. Expenses increased $5,928,494, or 62%, from $9,578,363 for the six months ended June 30, 1995 to $15,506,857 for the comparable 1996 period. The increase reflects four months of expenses resulting from the Merger with ITN that accounted for the majority of the increase.

On a pro forma basis, expenses increased $423,893, or 2%, from $18,781,644 for the 1995 period to $19,205,537 for the comparable 1996 period. Operating expenses decreased $1,258,979, or 20%, from $6,248,003 for the 1995 period to $4,989,024 for the comparable 1996 period. This decrease is caused primarily by reduced Personal Communications Services ("PCS") related business development costs, software maintenance savings related to cost reduction projects completed in 1995, and reduced personnel costs. The decrease in PCS business development costs results from a change in focus from PCS limited partnership sponsorship activities, with the completion of the FCC Block C broadband radio spectrum license auction, to new service offerings requiring a lower level of resources. Operating expense savings are offset by increased operating costs of the AMAT7 and CDR7 computer software products for which development was completed and introduction into the market occurred in mid-1995 and the end of 1995, respectively. Selling, general and administrative expenses decreased $218,691, or 4%, from $5,028,062 to $4,809,371 for the 1995 and 1996 periods, respectively, due to a reduction in personnel costs. Network expenses increased $1,112,849, or 25%, from $4,447,089 to $5,559,938 for the 1995 and 1996 periods, respectively, due to increased leased network connectivity, link, and LATA access charges incurred to establish and maintain customer connectivity to the SS7 Network.

Depreciation and amortization increased $599,935, or 24%, from $2,546,394 to $3,146,329 for the 1995 and 1996 periods, respectively, primarily due to depreciation and amortization of capitalized computer software costs associated with the AMAT7 and CDR7 products, and of operating hardware and software placed into production in the second half of 1995. Merger expenses increased $188,779, or 37%, from $512,096 to $700,875 for the 1995 and 1996 periods, respectively, primarily due to non-capitalizable Merger transaction costs, and severance costs associated with USIH and ITN personnel terminated as a direct result of the Merger.

INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $86,722, or 70%, from $123,135 for the six months ended June 30, 1995 to $209,857 for the comparable 1996 period, resulting primarily from an increase in available cash balances over the two periods resulting from the Merger with ITN.

On a pro forma basis, interest income decreased by $57,342, or 20%, from $284,604 for the 1995 period to $227,262 for the 1996 period resulting primarily from a decrease in available cash balances over the two periods, on a pro forma basis. The reduction in available cash was caused mainly by purchases of fixed assets, merger activities including payments to dissenting stockholders, and a $1,320,000 investment in Authentix, Inc., on a pro forma basis.

Interest expense increased $367,155, or 192%, from $190,922 for the 1995 period to $558,077 for the 1996 period. The increase reflects four months of interest expense resulting from the Merger with ITN that accounted for $302,766, or 83%, of the increase. The remainder of the increase reflects a higher aggregate outstanding debt balance resulting from two additional twenty-year mortgage loans for a total of approximately $2.7 million obtained by USTN from Rural Telephone Finance Cooperative ("RTFC") in March 1995 and a loan obtained from RTFC in October 1995 for approximately $1.1 million.

On a pro forma basis, interest expense decreased $21,647, or 3%, from $794,156 for the 1995 period to $772,509 for the comparable 1996 period.

INCOME TAXES. USTN has Federal income tax net operating loss carryforwards available to offset future taxable income for Federal income tax purposes totaling $26,968,000 that expire as follows: 2004, $196,000;
2005, $1,277,000;  2006, $6,510,000;  2007, $5,772,000;  2008, $3,841,000;
2009, $2,698,000;  2010, $4,223,000; and 2011, $2,451,000.  USTN's ability to utilize such net operating loss carryforwards is dependent on USTN's ability to generate sufficient taxable income from its operations.

EARNINGS

USTN's net income increased $1,927,763 from a net loss of $(1,419,266) for the six months ended June 30, 1995 to net income of $508,497 for the comparable 1996 period primarily reflecting an increase in TCH revenues, a decrease in PCS business development costs, and the impact of the Merger on reducing costs as a percentage of revenues.

On a pro forma basis, USTN's net income increased $964,053 from a net loss of $(542,036) to net income of $422,017 for the six months ended June 30, 1995 and 1996, respectively, primarily resulting from the offset of positive revenue trends by one-time Merger costs incurred in 1996. Although USTN believes that its primary existing services and products will continue to show profit in 1996, overall company profitability will be dependent upon successful deployment and sales of new services and products. Initial revenues from new services and products may not exceed related start-up costs.

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


Three Months Ended June 30, 1996 and 1995

REVENUES. Revenues increased $6,353,436, or 157%, from $4,043,227 for the three months ended June 30, 1995 to $10,396,663 for the comparable 1996 period. The increase reflects three months of revenues resulting from the Merger with ITN that accounted for $6,205,016 or 98% of the increase.
TCH revenues increased $397,211, or 29%, from $1,377,160 for the 1995 period to $1,774,371 for the comparable period in 1996, reflecting a 41% increase in messages processed from 11.8 million in 1995 to 16.6 million in 1996 due to the addition of a large customer in the second quarter of 1995. LIDB services revenues decreased $250,306, or 16%, from $1,582,654 to $1,332,348 for the
1995 and 1996 periods, respectively, reflecting a 4% decrease in queries processed from 42.7 million to 41.1 million for the 1995 and 1996 periods, respectively, due to a general decrease in volumes processed.

On a pro forma basis, revenues increased $807,345, or 8%, from $9,671,008 for the three months ended June 30, 1995 to $10,478,353 for the comparable 1996 period. In addition to the changes noted in the preceding paragraph, recurring network connectivity revenues increased $259,486, or 15%, from $1,753,698 for the 1995 period to $2,013,184 for the comparable period in 1996, primarily due to growth in chargeable customer links. LIDB Switch and Transport revenues decreased $472,423, or 30%, from $1,578,770 to $1,106,347 for the 1995 and
1996 periods, respectively, primarily due to reduced prices brought on by competition. Cellular Switch and Transport revenues increased $461,289, or 113%, from $409,157 to $870,446 for the 1995 and 1996 periods, respectively, reflecting customer growth and increased utilization of the network with message volumes increasing 269% from 78.8 million for the 1995 period to 291.3 million for the comparable 1996 period. The increase in messages was offset by an approximate 60% decrease in price due to competition. Trunk Signaling/CLASS revenues increased $328,772, or 42%, from $782,310 to $1,111,082 for the 1995 and 1996 periods, respectively, as a result of new customer growth.

EXPENSES. USTN's primary costs are related to network expenses, followed by personnel costs, depreciation and amortization of hardware, software and facilities assets, and software maintenance expenses. Expenses increased $4,042,784, or 79%, from $5,140,625 for the three months ended June 30, 1995 to $9,183,409 for the comparable 1996 period. The increase was primarily caused by three months of expenses resulting from the Merger with ITN.

On a pro forma basis, expenses decreased $627,988, or 6%, from $9,684,571 for the three months ended June 30, 1995 to $9,056,583 for the comparable 1996 period. Operating expenses decreased $872,213, or 27%, from $3,192,365 for the 1995 period to $2,320,152 for the comparable 1996 period. This decrease is caused primarily by reduced PCS related business development costs, software maintenance savings related to cost reduction projects completed in 1995, and reduced personnel costs. The decrease in PCS business development costs results from a change in focus from PCS limited partnership sponsorship activities, with the completion of the FCC Block C broadband radio spectrum license auction, to new service offerings requiring a lower level of resources. Operating expense savings are offset by increased operating costs of the AMAT7 and CDR7 computer software products for which development was completed and introduction into the market occurred in mid-1995 and the end of 1995, respectively. Selling, general and administrative expenses decreased $210,077, or 8%, from $2,569,542 to $2,359,465 for the 1995 and 1996 periods, respectively, due to a reduction in personnel costs. Network expenses increased $678,587, or 32%, from $2,107,565 to $2,786,152 for the 1995 and
1996 periods, respectively, due to increased leased network connectivity, link, and LATA access charges incurred to establish and maintain customer connectivity to the SS7 Network. Depreciation and amortization increased $272,811, or 21%, from $1,318,003 to $1,590,814 for the 1995 and 1996 periods, respectively, primarily due to depreciation and amortization of capitalized computer software costs associated with the AMAT7 and CDR7 products, and of operating hardware and software placed into production in the second half of 1995. No merger expenses were incurred for the three months ended June 30, 1996 compared to $497,096 incurred during the comparable 1995 period.

INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $52,843, or 78%, from $67,924 for the three months ended June 30, 1995 to $120,767 for the comparable 1996 period, resulting primarily from an increase in available cash balances over the two periods resulting from the Merger with ITN.

On a pro forma basis, interest income was comparable at $114,937 and $120,767 for the three months ended June 30, 1995 and, 1996, respectively.

Interest expense increased $250,010, or 195%, from $127,997 for the three months ended June 30, 1995 to $378,007 for the comparable 1996 period. The Merger with ITN accounted for $265,740 or 106% of the change.

On a pro forma basis, interest expense decreased $44,781, or 11%, from $422,788 for the three months ended June 30, 1995 to $378,007 for the comparable 1996 period. The decrease reflects a reduction in principal balances and interest rates over the two periods.

EARNINGS

USTN's net income increased $1,719,945 from a net loss of $(763,931) for the three months ended June 30, 1995 to net income of $956,014 for the three months ended June 30, 1996 primarily reflecting an increase revenues related to the Merger with ITN.

On a pro forma basis, USTN's net income increased $1,103,623 from $60,907 to $1,164,530 for the three months ended June 30, 1995 and 1996, respectively, primarily resulting from the offset of positive revenue trends by one-time Merger costs incurred in 1996.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Intelco and ITN individually relied on a combination of cash generated from operations, debt and equity to fund their service development and expansion activities. Currently, USTN's operating activities are generating positive cash flows. However, as USTN broadens its services and products to those requiring larger investments coupled with longer periods before subsequent revenues are generated, USTN believes there may be an increased pressure on cash generated from operations. USTN anticipates continued high levels of investment in the development of new services and products over the next several years as USTN processes increased volumes relating to its network, data base, and billing and collection services and broadens its product base to keep pace with changing markets and satisfy the needs of its customers.

USTN's working capital (current assets minus current liabilities) was $4,304,963 as of June 30, 1996. USTN's cash and cash equivalent balances include $5,871,849 required as working capital to service USTN's billing-and-collection customers. Such funds are received and disbursed on a monthly basis. The increase in working capital of $1,498,462 from June 30, 1995 reflects the increase in cash balances from operations offset by an increase in liabilities assumed from the Merger with ITN including accruals for network expenses and dissenting shareholders and the current portion of long-term debt financing. USTN believes that its existing cash balances, funds generated from its operations and borrowings available under its existing credit facilities will be sufficient to meet existing capital expenditure and working capital needs for the immediate future.

USTN's expenditures for property and equipment including capitalized software costs, were $1,607,734 for the six months ended June 30, 1996. Expenditures for property and equipment were primarily for the Authentix, Inc. project. Authentix, Inc., is a newly formed company which is developing a proprietary cellular roaming fraud verification system. USTN has committed to a total investment of $1,690,000 in Authentix, Inc. preferred stock.

At June 30, 1996, USTN has a secured line of credit through its subsidiary Illuminet with RTFC that permits USTN to borrow up to $7,300,000, not to exceed 80% of Illuminet's accounts receivable. This line of credit is available on a month-to-month basis and will be automatically extended for a term of five years upon completion of Merger-related documents. There were no borrowings against the line of credit at June 30, 1996. USTN has a commitment from RTFC for a two-year $5,000,000 line of credit, that is to be secured with the stock of Illuminet, from which proceeds are to be used specifically for administrative matters associated with the Merger.
Management has determined that this line of credit agreement will not be executed. Additionally at June 30, 1996, USTN has $7,742,106 of unused loan facilities established, or committed, with RTFC, maturing in the years 2000 and 2001, respectively.

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

ITEM 2:   CHANGES IN SECURITIES
              None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
              Not applicable

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
          At the Annual Meeting of Stockholders of USTN Holdings, Inc., held on June 13, 1996, the following numbers of votes were cast for the matters indicated:

1. Proposal to amend USTN s by-laws to provide for three classes of directors with the directors in each class serving three year terms.
      At the 1996 Annual Meeting the Class I directors will be elected to initial terms of office to expire at the 1997 Annual Meeting; the
      Class II directors will be elected to initial terms of office to expire at the 1998 Annual Meeting; and the Class III directors will be elected to initial terms of office to expire at the 1999 Annual Meeting. At each Annual Meeting beginning with the 1997 Annual Meeting persons elected to fill the terms of directorships then expiring shall be elected for three year terms:
                                             Broker
      For             Against   Abstain     Non-Vote
      ---------       -------   -------     --------
      3,770,106        36,647   16,938      1,605,061

2. Proposal to amend USTN s by-laws to require a two-thirds majority vote of the shareholders to remove the provision classifying the Board of
      Directors:
                                             Broker
      For             Against   Abstain     Non-Vote
      ---------       -------   -------     --------
      3,702,598       104,047   17,046      1,605,061

3. Proposal to amend USTN s by-laws to provide that, after January 1, 1997, directors cannot be elected or re-elected to the Board after attaining the age of 65. Those directors who attain the age of 65 during their term will be allowed to complete their full term:
                                             Broker
      For             Against   Abstain     Non-Vote
      ---------       -------   -------     --------
      3,418,693       362,204   42,794      1,605,061

4.a.  Election of four Class III Directors of USTN:
                                                                Broker
      Nominee                  For       Against   Abstain     Non-Vote
      --------------------     ---       -------   -------     --------
      Theodore D. Berns      3,790,398    10,000    23,293    1,605,061
      Aubrey E. Judy         3,800,398      0       23,293    1,605,061
      Richard A. Lumpkin     3,800,398      0       23,293    1,605,061
      Gregory J. Wilkinson   3,790,398    10,000    23,293    1,605,061

4.b.  Election of three Class II Directors of USTN:
                                                                Broker
      Nominee                  For       Against   Abstain     Non-Vote
      --------------------     ---       -------   -------     --------
      Eugene L. Cole         3,800,398      0       23,293    1,605,061
      James S. Quarforth     3,800,398      0       23,293    1,605,061
      James W. Strand        3,800,398      0       23,293    1,605,061

4.c.  Election of two Class I Directors of USTN:
                                                                Broker
      Nominee                  For       Against   Abstain     Non-Vote
      --------------------     ---       -------   -------     --------
      Kenneth L. Lein        3,800,398      0       23,293    1,605,061
      G.I. Ross              3,800,398      0       23,293    1,605,061
      David C. Southwick     3,800,398      0       23,293    1,605,061

ITEM 5:   OTHER INFORMATION
              None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601
               OF REGULATION S-B
               Exhibit 11 -Computation of Earnings Per Share
               Exhibit 27 - Financial Data Schedule.

          (b)  REPORTS ON FORM 8-K
               No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                SIGNATURES

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       USTN HOLDINGS, INC.



Date:  August 9, 1996                  By:Daniel E. Weiss
                                          ---------------
                                          Daniel E. Weiss, Vice President -
                                          Finance and Treasurer
                                          (Principal Accounting Officer)