Form 10QSB
period 1996-09-30
USTN HOLDINGS INC
filed 1996-11-13
CIK 1002119

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

             For the quarterly period ended September 30, 1996

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

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No

At September 30, 1996, 5,161,152 shares of common stock, $0.01 per share par value, and 2,675 shares of Series A convertible preferred stock, $0.01 per share par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes   No  /X/

                         USTN HOLDINGS, INC.
                 INDEX TO 10-QSB FOR THE QUARTERLY
                     PERIOD ENDED SEPTEMBER 30, 1996

                                                                          PAGE

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     USTN Holdings, Inc. Consolidated Balance Sheet - September 30, 1996     2

     USTN Holdings, Inc. Consolidated Statement of Operations -
      Three Months and Nine months ended September 30, 1996 and 1995          4
     USTN Holdings, Inc. Consolidated Statement of Cash Flows -
       Nine months ended September 30, 1996 and 1995                          5

     Notes to Consolidated Financial Statements - September 30, 1996          6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OR PLAN OF OPERATIONS                                                   8

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                                    15

ITEM 2:  CHANGES IN SECURITIES                                                15

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      15

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                  15

ITEM 5:  OTHER INFORMATION                                                    15

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     15

SIGNATURES                                                                    15

                              PART I
                       FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                         USTN HOLDINGS, INC.

                 Consolidated Balance Sheet (Unaudited)

                              September 30


           ASSETS                                                   1996
           ------                                                   ----
Current assets:
   Cash and cash equivalents                                    $ 11,201,866
   Accounts receivable, net of allowance
     for doubtful accounts of $308,000                            20,025,272
   Prepaid expenses and other                                        380,291
                                                                  ----------
       Total current assets                                       31,607,429
                                                                  ----------
Property and equipment:
   Land                                                              911,765
   Building and leasehold improvements                             6,904,917
   Equipment and furniture                                         2,980,301
   Network assets                                                 21,488,825
   Capitalized network costs                                       8,080,518
   Computer hardware and software                                 15,052,963
                                                                  ----------
                                                                  55,419,289
   Less:  Accumulated depreciation and amortization               25,050,173
                                                                  ----------
      Total property and equipment                                30,369,116
                                                                  ----------
Computer software product costs, net of
   accumulated amortization of $673,000                            2,186,004
Other assets, net of accumulated
   amortization of $200,000                                        3,173,289
                                                                  ----------
                                                                $ 67,335,838
                                                                  ==========

          See accompanying notes to consolidated financial statements.

                           USTN HOLDINGS, INC.

                                September 30

LIABILITIES AND STOCKHOLDERS' EQUITY                                1996
------------------------------------                                ----
Current liabilities:
   Trade accounts payable                                       $  3,310,833
   Accrued expenses                                                2,139,921
   Due to customers                                               19,276,908
   Due to dissenting shareholders                                    406,153
   Current portion of long-term debt                               1,811,388
                                                                  ----------
      Total current liabilities                                   26,945,203
                                                                  ----------
Long-term debt, excluding current portion                         19,425,236
                                                                  ----------
Stockholders' equity:
   Series A Convertible Preferred Stock,
     par value $.01 per share, authorized
     4,416 shares, outstanding 2,675 shares                               27
   Preferred Stock, par value $.01 per share,
     authorized 14,995,584 shares, none outstanding                       -
   Common Stock, par value $.01 per share,
     authorized 30,000,000 shares, outstanding
     5,161,152 shares                                                 51,611
   Additional paid-in capital                                     10,369,724
   Retained earnings                                              10,544,037
                                                                  ----------
      Total stockholders' equity                                  20,965,399
                                                                  ----------
                                                                $ 67,335,838
                                                                  ==========

        See accompanying notes to consolidated financial statements.

                          USTN HOLDINGS, INC.

            Consolidated Statement of Operations (Unaudited)

                                Three Months Ended       Nine months Ended
                                     September 30,          September 30,
                                  1996       1995        1996        1995
                                ------------------        ----------------

Revenues                 $ 11,464,336  $ 4,479,214  $ 27,827,910  $ 11,974,961
                           ---------     ---------    ----------    ---------
Expenses:
  Operating                 2,600,475    2,497,482     7,233,698     7,400,190
  Selling, general
    and administrative      2,188,914    1,869,415     6,160,592     4,716,261
  Depreciation and
    amortization            1,670,436      653,780     4,367,816     2,024,039
  Network operating
    expenses                2,625,708        -         6,480,217         -
  Merger expense                -           12,233       350,067       470,783
                           ----------    ---------    ----------    ----------
    Total expenses          9,085,533    5,032,910    24,592,390    14,611,273
                           ----------    ---------    ----------    ----------

Operating income (loss)     2,378,803     (553,696)    3,235,520    (2,636,312)

Interest income               121,542       67,323       331,399       190,458
Interest expense             (362,688)    (118,319)     (920,765)     (309,241)
                           ----------    ---------    ----------    ----------
Income (loss) before
  income taxes              2,137,657     (604,692)    2,646,154    (2,755,095)

Income tax benefit              -         (205,595)        -          (936,732)
                           ----------    ---------    ----------    ----------
Net income (loss)        $  2,137,657  $  (399,097) $  2,646,154   $(1,818,363)
                           ==========    =========    ==========     =========
Weighted average
  common shares             5,161,152    3,726,610     4,847,019     3,729,564
                            =========    =========     =========     =========
Primary earnings (loss)
  per common share       $       0.41  $     (0.11) $       0.55   $     (0.49)
                           ==========    =========    ==========    =========
Fully diluted earnings
  (loss)per common share $       0.38  $     (0.11) $       0.55   $     (0.49)
                           ==========    =========    ==========     =========

      See accompanying notes to consolidated financial statements.

                         USTN HOLDINGS, INC.

              Consolidated Statement of Cash Flows (Unaudited)

                                                      Nine months ended
                                                        September 30,
                                                     1996           1995
                                                     -------------------

Cash flows from operating
   activities:

  Cash received from customers                 $ 114,617,300   $ 86,748,119
   Interest received                                 332,479        185,145
   Cash paid to customers, suppliers
     and employees                              (103,139,122)   (85,474,350)
   Income tax refund                                 173,795          -
   Interest paid                                  (1,034,555)      (327,674)
                                                  ----------     ----------
        Net cash provided by
          operating activities                    10,949,897      1,131,240
                                                  ----------     ----------

Cash flows from investing activities:

   Cash acquired in acquisition of Independent
     Telecommunications Network, Inc.                613,086          -
   Investment in Authentix, Inc.                    (650,000)         -
   Capitalized software development                    -           (623,745)
   Capital expenditures                           (4,623,228)    (1,538,718)
                                                  ----------     ----------
        Net cash used by investing activities     (4,660,142)    (2,162,463)
                                                  ----------     ----------
Cash flows from financing activities:

   Purchase of subordinated capital
     certificates related to notes payable             -           (267,115)
   Proceeds from issuance of notes payable             -          2,671,515
   Principal payments on notes payable              (881,400)      (406,487)
   Acquisition of common stock                         -            (19,911)
   Payments to dissenting stockholders            (1,198,695)         -
                                                  ----------     -----------
        Net cash provided (used) by
          financing activities                    (2,080,095)      1,978,002
                                                  ----------     -----------

Net increase in cash and cash equivalents          4,209,660         946,779

Cash and cash equivalents at:

  Beginning of period                              6,992,206       4,126,159
                                                  ----------      ----------
  End of period                                 $ 11,201,866    $  5,072,938
                                                  ==========      ==========

        See accompanying notes to consolidated financial statements.

                        USTN HOLDINGS, INC.

            Notes to Consolidated Financial Statements

                     September 30, 1996 (Unaudited)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of USTN Holdings, Inc. ("USTN") presented in this Form 10-QSB are unaudited and reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of USTN's financial position, results of its operations and its cash flows for each period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. USTN believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results. These consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in USTN's 10-QSB for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on May 15, 1996.

(2)  EARNINGS (LOSS) PER COMMON SHARE
     Primary earnings (loss) per common share is computed using the weighted average number of common shares outstanding during each period. Fully diluted earnings (loss) per share is computed as primary earnings (loss) per share including the dilutive effect, if any, of outstanding convertible USTN Series A Preferred Stock and USTN Debentures.

(3)  ACQUISITION

     USTN was incorporated for the purpose of effecting the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN") that was consummated effective February 23, 1996 ("Merger"). The Merger was accounted for as a purchase business combination in accordance with generally accepted accounting principles with U.S. Intelco designated as the acquiring company. Accordingly, the consolidated statements of operations for the three month and nine month period ended September 30, 1995, and of cash flows for the nine month period ended September 30, 1995, presented in this Form 10-QSB represent the stand-alone results of operations and cash flows of U.S. Intelco. The results of ITN's operations are included in the consolidated financial statements prospectively from the date of the Merger.

    Assuming that the acquisition of ITN had taken place on January 1, 1995, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                 Nine months Ended September 30,
                                                ----------------------------
                                                    1996             1995
                                                    ----             ----
       Revenues                                 $31,637,137      $28,263,656
                                                 ==========       ==========
       Net income (loss)                        $ 2,559,674      $(1,106,219)
                                                 ==========       ==========
       Income (loss) per common share           $      0.50      $     (0.21)
                                                 ==========       ==========

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS
BASIS OF PRESENTATION

USTN Holdings, Inc., and its wholly-owned subsidiary, Illuminet, Inc. ("Illuminet", formerly named USTN Services, Inc.),(collectively referred to as "USTN"), were incorporated for the purpose of effecting the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN") that was consummated effective February 23, 1996 ("Merger").
The Merger was accounted for as a purchase business combination in accordance with generally accepted accounting principles with U.S. Intelco designated as the acquiring company. Accordingly, the consolidated statements of operations for the three month and nine month period ended September 30, 1995, and of cash flows for the nine month period ended September 30, 1995, presented in this Form 10-QSB represent the stand-alone results of operations and cash flows of U.S. Intelco. The results of ITN's operations are included in the consolidated financial statements prospectively from the date of the Merger. The pro forma information presented in this Management's Discussion and Analysis or Plan of Operations item reflects the combined activities of U.S. Intelco and ITN as if the Merger had occurred effective January 1, 1995.

RESULTS OF OPERATIONS

Nine months Ended September 30, 1996 and 1995

REVENUES. Revenues increased $15,852,949, or 132%, from $11,974,961 for the nine months ended September 30, 1995 to $27,827,910 for the comparable 1996 period. The increase reflects seven months of revenues resulting from the Merger with ITN that accounted for $14,706,979 or 93% of the increase. Toll Clearinghouse ("TCH") revenues increased $1,314,415, or 33%, from $3,966,849 for the 1995 period to $5,281,264 for the comparable period in 1996, reflecting a 24.0% increase in messages processed from 40.0 million in 1995 to 49.7 million in 1996 due to the addition of a large customer in the second quarter of 1995. Line Information Data Base ("LIDB") services revenues decreased $451,725, or 10%, from $4,488,861 to $4,037,136 for the 1995 and 1996 periods, respectively, reflecting a 10% decrease in queries processed from 135.2 million in 1995 to 121.7 million in 1996 due to increased market penetration by competing call card service providers. Revenues from the sale of the Company's SS7 network traffic tracking and measurement software products AMAT7 (TRADEMARK) and CDR7 (TRADEMARK) were $521,632 for the 1996 period reflecting sales of the products that began in late 1995. Caller Name Delivery ("CNAM") revenues increased $301,108, or 339%, from $88,813 for the 1995 period to $389,921 for the comparable period in 1996, reflecting growing market acceptance of the service introduced in 1995. Personal Communications Services ("PCS") services revenues decreased $193,064, or 56%, from $345,929 for the 1995 period to $152,865 for the comparable period in 1996 resulting from a change in focus from PCS limited partnership sponsorship activities, with the completion of the FCC Block C broadband radio spectrum license auction, to new service offerings.

Independent calling card revenues decreased $184,431, or 44%, from $420,298 for the 1995 period to $235,867 for the comparable period in 1996, reflecting the maturity of the calling card market. The Company's independent customer survey program which generated revenues of $145,676 in the 1995 period was discontinued in late 1995 as its market cycle ended. In September 1996, the Company's contract to provide voice messaging services for the State of Washington as anticipated was not renewed. Voice messaging contributed revenues of $609,435 and $548,520 for the 1995 and 1996 periods, respectively.

On a pro forma basis, revenues increased $3,373,481, or 12%, from $28,263,656 for the nine months ended September 30, 1995 to $31,637,137 for the comparable 1996 period. In addition to the changes noted in the preceding paragraph, recurring network connectivity revenues increased $594,412, or 11%, from $5,253,499 for the 1995 period to $5,847,911 for the comparable period in 1996, primarily due to growth in chargeable customer links. LIDB Switch and Transport revenues decreased $1,122,369, or 27%, from $4,203,334 to $3,080,965 for the
1995 and 1996 periods, respectively, primarily due to reduced prices brought on by competition. Cellular Switch and Transport revenues increased $1,301,629, or 115%, from $1,134,815 in the 1995 period to $2,436,444 for the comparable 1996 period reflecting customer growth and increased utilization of the network with message volumes increasing 250% from 249.1 million for the 1995 period to 872.9 million for the comparable 1996 period. The increase in messages was offset by an approximate 60% decrease in price due to competition. Trunk Signaling/CLASS revenues increased $975,417, or 42%, from $2,326,402 to $3,301,819 for the 1995 and 1996 periods, respectively, as a result of new customer growth. 800 Switch and Transport revenues increased $295,676, or 10%, from $3,007,434 to $3,303,110 for the 1995 and 1996 periods, respectively, reflecting growth by a significant customer.

EXPENSES. USTN's primary costs are related to network expenses, followed by personnel costs, depreciation and amortization of hardware, software and facilities assets, and software maintenance expenses. Expenses increased $9,981,117, or 68%, from $14,611,273 for the nine months ended September 30, 1995 to $24,592,390 for the comparable 1996 period. The increase reflects seven months of expenses resulting from the Merger with ITN that accounted for the majority of the increase.

On a pro forma basis, expenses decreased $1,184,987, or 4%, from $29,476,057 for the 1995 period to $28,291,070 for the comparable 1996 period. Operating expenses decreased $1,608,940, or 18%, from $9,198,439 for the 1995 period to $7,589,499 for the comparable 1996 period. This decrease is caused primarily by reduced PCS related business development costs, software maintenance savings related to cost reduction projects completed in 1995, and reduced personnel costs. The decrease in PCS business development costs results from a change in focus from PCS limited partnership sponsorship activities, with the completion of the FCC Block C broadband radio spectrum license auction, to new service offerings requiring a lower level of resources. Operating expense savings are offset by increased operating costs related to the AMAT7 (TRADEMARK) and CDR7 (TRADEMARK) computer software products for which development was completed and introduction into the market occurred in mid-1995 and the end of 1995, respectively. Selling, general and administrative expenses decreased $1,514,216, or 18%, from $8,512,501 to $6,998,285 for the 1995 and 1996 periods, respectively, due to a reduction in personnel costs and litigation expenses related to the protection of the Company's patent on a common channel signaling usage measurement system. Network expenses increased $1,092,277, or 15%, from $7,093,369 to $8,185,646 for the 1995 and 1996 periods, respectively, due to increased leased network connectivity, ink, and LATA access charges incurred to establish and maintain customer connectivity to the SS7 Network.

Depreciation and amortization increased $990,733, or 26%, from $3,826,032 to $4,816,765 for the 1995 and 1996 periods, respectively, primarily due to depreciation and amortization of capitalized computer software costs associated with the AMAT7 (TRADEMARK)and CDR7 (TRADEMARK) products, and of operating hardware and software placed into production in the second half of 1995 and the first half of 1996. Merger expenses decreased $144,841, or 17%, from $845,716 to $700,875 for the 1995 and 1996 periods, respectively, primarily due to the completion of merger activities in the first quarter of 1996.


INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $140,941, or 74%, from $190,458 for the nine months ended September 30, 1995 to $331,399 for the comparable 1996 period, resulting primarily from an increase in available cash balances over the two periods resulting from the Merger with ITN.

On a pro forma basis, interest income decreased by $35,732, or 9%, from $384,536 for the 1995 period to $348,804 for the 1996 period resulting primarily from a decrease in available cash balances over the two periods, on a pro forma basis. The reduction in available cash was caused mainly by purchases of fixed assets, merger activities including payments to dissenting stockholders, and a $1,690,000 investment in Authentix, Inc. preferred stock, of which $920,000, and $120,000 was made by ITN shortly before the Merger, and in June 1995, respectively.

Interest expense increased $611,524, or 198%, from $309,241 for the 1995 period to $920,765 for the 1996 period. The increase reflects seven months of interest expense resulting from the Merger with ITN and a higher aggregate outstanding debt balance resulting from two additional twenty-year mortgage loans for a total of approximately $2.7 million obtained by USTN from Rural Telephone Finance Cooperative ("RTFC") in March 1995 and a loan obtained from RTFC in October 1995 for approximately $1.1 million.

On a pro forma basis, interest expense decreased $68,671, or 6%, from $1,203,868 for the 1995 period to $1,135,197 for the comparable 1996 period.

INCOME TAXES. USTN has Federal income tax net operating loss carryforwards available to offset future taxable income for Federal income tax purposes totaling $26,968,000 that expire in various amounts from 2004 through 2011. USTN's ability to utilize such net operating loss carryforwards is dependent on USTN's ability to generate sufficient taxable income from its operations.

EARNINGS

USTN's net income increased $4,464,517 from a net loss of $(1,818,363) for the nine months ended September 30, 1995 to net income of $2,646,154 for the comparable 1996 period primarily reflecting an increase in TCH revenues, Cellular Switch and Transport revenues, a decrease in PCS business development costs, and the impact of the Merger on reducing costs as a percentage of revenues.

On a pro forma basis, USTN's net income increased $3,665,893 from a net loss of $(1,106,219) to net income of $2,559,674 for the nine months ended September 30, 1995 and 1996, respectively, primarily resulting from positive revenue trends offset by one-time Merger costs incurred in 1996. USTN's profitability for three months ended September 30, 1996 is not believed to be indicative of near term earnings trends. USTN believes that its primary existing services and products will be profitable for the near term but at lower levels due to the impacts of telecommunications traffic seasonality, downward pressure on pricing due to competition, and the long sales and installation cycle associated with the AMAT7 (TRADEMARK) and CDR7 (TRADEMARK) software products. Additionally, future profitability will be dependent upon successful deployment and sales of new services and products. Initial revenues from new services and products may not exceed related start-up costs.

Longer term, USTN anticipates that increased expenditures in the development of services and products will continue over the next several years. USTN believes that its primary existing services and products will continue to be profitable; however, overall profitability in the immediate future could be negatively impacted by delays in obtaining new product revenues coupled with related increases in new product operating costs during the development, introduction and implementation period, and a general downward pressure on price caused by increased competition. USTN believes that it will achieve higher earnings in the future through new product and customer diversification and expansion into related telecommunications markets as well as achieving a reduction in selling, general and administrative expenses as a result of the Merger.

Three Months Ended September 30, 1996 and 1995

REVENUES. Revenues increased $6,985,122, or 156%, from $4,479,214 for the three months ended September 30, 1995 to $11,464,336 for the comparable 1996 period. The increase reflects three months of revenues resulting from the Merger with ITN that accounted for $6,638,864 or 95% of the increase.
TCH revenues increased $214,409, or 14%, from $1,580,051 for the 1995 period to $1,794,460 for the comparable period in 1996, reflecting a 33% increase in messages processed from 14.1 million in 1995 to 18.7 million in 1996. LIDB services revenues decreased $91,635, or 6%, from $1,499,339 to $1,407,704 for the 1995 and 1996 periods, respectively, reflecting a 10% decrease in queries processed from 45.9 million to 41.4 million for the 1995 and 1996 periods, respectively, due to increased market penetration by competing call card service providers. Revenues from the sale of the Company's SS7 network traffic tracking and measurement software products AMAT7 (TRADEMARK) and CDR7 (TRADEMARK) were $521,632 for the 1996 period reflecting sales of the products that began in late 1995. CNAM revenues increased $135,519, or 208%, from $65,220 for the 1995 period to $200,739 for the comparable period in 1996, reflecting growing market acceptance of the service introduced in 1995. PCS services revenues decreased $278,429, or 89%, from $313,459 for the 1995 period to $35,030 for the comparable period in 1996 resulting from a change in focus from PCS limited partnership sponsorship activities, with the completion of the FCC Block C broadband radio spectrum license auction, to new service offerings. In September 1996, the Company's contract to provide voice messaging services for the State of Washington as anticipated as not renewed. Voice messaging contributed revenues of $193,113 and $134,815 for the 1995 and 1996 periods, respectively.

On a pro forma basis, revenues increased $1,235,322, or 12%, from $10,229,014 for the three months ended September 30, 1995 to $11,464,336 for the comparable 1996 period. In addition to the changes noted in the preceding paragraph, LIDB Switch and Transport revenues decreased $320,860, or 25%, from $1,272,580 to $951,720 for the 1995 and 1996 periods, respectively, primarily due to reduced prices brought on by competition. Cellular Switch and Transport revenues increased $544,982, or 111%, from $490,865 to $1,035,847 for the 1995 and 1996 periods, respectively, reflecting customer growth and increased utilization of the network with message volumes increasing 207% from 130.3 million for the 1995 period to 399.9 million for the comparable 1996 period. The increase in messages was offset by an approximate 60% decrease in price due to competition. Trunk Signaling/CLASS revenues increased $222,620, or 23%, from $948,902 to $1,171,522 for the 1995 and 1996 periods, respectively, as a result of new customer growth. 800 Switch and Transport revenues increased $251,399, or 24%, from $1,037,268 to $1,288,667 for the 1995 and 1996 periods, respectively, reflecting growth by a significant customer.

EXPENSES. USTN's primary costs are related to network expenses, followed by personnel costs, depreciation and amortization of hardware, software and facilities assets, and software maintenance expenses. Expenses increased $4,052,623, or 81%, from $5,032,910 for the three months ended September 30, 1995 to $9,085,533 for the comparable 1996 period. The increase was primarily caused by three months of expenses resulting from the Merger with ITN.

On a pro forma basis, expenses decreased $1,608,880, or 15%, from $10,694,413 for the three months ended September 30, 1995 to $9,085,533 for the comparable 1996 period. Operating expenses decreased $349,961, or 12%, from $2,950,436 for the 1995 period to $2,600,475 for the comparable 1996 period. This decrease is caused primarily by reduced PCS related business development costs, software maintenance savings related to cost reduction projects completed in 1995, and reduced personnel costs. The decrease in PCS business development costs results from a change in focus from PCS limited partnership sponsorship activities, with the completion of the FCC Block C broadband radio spectrum license auction, to new service offerings requiring a lower level of resources. Operating expense savings are offset by increased operating costs related to the AMAT7 (TRADEMARK) and CDR7 (TRADEMARK) computer software products for which development was completed and introduction into the market occurred in mid-1995 and the end of 1995, respectively. Selling, general and administrative expenses decreased $1,295,525, or 37%, from $3,484,439 to $2,188,914 for the 1995 and 1996 periods, respectively, due to a reduction in personnel costs and litigation expenses related to the protection of the Company's patent on a common channel signaling usage measurement system.

Network expenses were comparable at $2,646,280 and $2,625,708 for the 1995 and 1996 periods, respectively. Depreciation and amortization increased
$390,798, or 31%, from $1,279,638 to $1,670,436 for the 1995 and 1996 periods, respectively, primarily due to depreciation and amortization of capitalized computer software costs associated with the AMAT7 (TRADEMARK) and CDR7 (TRADEMARK) products, and of operating hardware and software placed into production in the second half of 1995 and the first half of 1996. No merger expenses were incurred for the three months ended September 30, 1996 compared to $333,620 incurred during the comparable 1995 period.

INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $54,219, or 81%, from $67,323 for the three months ended September 30, 1995 to $121,542 for the comparable 1996 period, resulting primarily from an increase in available cash balances over the two periods resulting from the Merger with ITN.

On a pro forma basis, interest income was comparable at $99,932 and $121,542 for the three months ended September 30, 1995 and, 1996, respectively. Interest expense increased $244,369, or 207%, from $118,319 for the three months ended September 30, 1995 to $362,688 for the comparable 1996 period. The Merger with ITN accounted for the majority of the change.

On a pro forma basis, interest expense decreased $47,024, or 11%, from $409,712 for the three months ended September 30, 1995 to $362,688 for the comparable 1996 period. The decrease reflects a reduction in principal balances and interest rates over the two periods.

EARNINGS

USTN's net income increased $2,536,754 from a net loss of $(399,097) for the three months ended September 30, 1995 to net income of $2,137,657 for the three months ended September 30, 1996 primarily reflecting an increase in revenues related to the Merger with ITN.

On a pro forma basis, USTN's net income increased $2,701,840 from a net loss of $(564,183) to net income of $2,137,657 for the three months ended September 30, 1995 and 1996, respectively, primarily resulting from the offset of positive revenue trends by one-time Merger costs incurred in 1996. USTN's profitability for the three months ended September 30, 1996 is not believed to be indicative of near term earnings trends. USTN believes that its primary existing services and products will be profitable for the near term but at lower levels due to the impacts of telecommunications traffic seasonality, downward pressure on pricing due to competition, and the long sales and installation cycle associated with the AMAT7 (TRADEMARK) and CDR7 (TRADEMARK) software products. Additionally, future profitability will be dependent upon successful deployment and sales of new services and products.

Initial revenues from new services and products may not exceed related start-up costs.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Intelco and ITN individually relied on a combination of cash generated from operations, debt and equity to fund their service development and expansion activities. Currently, USTN's operating activities are generating positive cash flows. However, as USTN broadens its services and products to those requiring larger investments coupled with longer periods before subsequent revenues are generated, USTN believes there may be an increased pressure on cash generated from operations. USTN anticipates continued high levels of investment in the development of new services and products over the next several years as USTN processes increased volumes relating to its network, data base, and billing and collection services and broadens its product base to keep pace with changing markets and satisfy the needs of its customers.
                                     13

USTN's working capital (current assets minus current liabilities) was $4,662,226 as of September 30, 1996. USTN's cash and cash equivalent balances include $7,726,331 required as working capital to service USTN's billing-and-collection customers. Such funds are received and disbursed on a monthly basis. The increase in working capital of $2,181,549 from September 30, 1995 reflects the increase in cash balances from operations offset by an increase in liabilities assumed from the Merger with ITN including accruals for network expenses and dissenting shareholders and the current portion of long-term debt financing. USTN believes that its existing cash balances, funds generated from its operations and borrowings available under its existing credit facilities will be sufficient to meet existing capital expenditure and working capital needs for the immediate future.

USTN's expenditures for property and equipment, were $4,623,228 for the nine months ended September 30, 1996. Expenditures for property and equipment were primarily for network equipment and the Authentix, Inc. project. Authentix, Inc., is a newly formed company which is developing a proprietary cellular roaming fraud verification system. USTN and, prior to the Merger, ITN have purchased a total of $1,690,000 of Authentix, Inc. preferred stock.

At September 30, 1996, USTN has a secured line of credit, expiring August 2001, through its subsidiary Illuminet with RTFC that permits USTN to borrow up to $7,300,000, not to exceed 80% of Illuminet's accounts receivable. This line of credit is available on a month-to-month basis and will be automatically extended for a term of five years upon completion of Merger-related documents. There were no borrowings against the line of credit at September 30, 1996. Additionally at September 30, 1996, USTN has $7,742,106 of unused loan facilities established, or committed, with RTFC, maturing in the years 2000 and 2001, respectively.

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

          (b)  REPORTS ON FORM 8-K
               No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                SIGNATURES

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       USTN HOLDINGS, INC.


Date:  November 13, 1996               By:Daniel E. Weiss
                                          ---------------
                                          Daniel E. Weiss, Vice President -
                                          Finance and Treasurer
                                          (Principal Accounting Officer)