Form 10KSB
USTN HOLDINGS INC
filed 1997-03-27
CIK 1002119

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ Annual report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

             For the fiscal year ended December 31, 1996

/ / Transition report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from to .


                         COMMISSION FILE NUMBER 33-97876


                               USTN HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


       Delaware                                      36-4042177
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)


 4501 Intelco Loop, Lacey, Washington                    98503
(Address of principal executive office)               (Zip code)

                                 (360) 493-6000
                  (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes_X_ No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $37,887,878

Voting stock held by non-affiliates has no currently quoted market value. No voting stock held by non-affiliates has been sold or been the subject of bid or ask prices in the past 60 days.

At December 31, 1996, 5,262,354 shares of common stock, $0.01 per share par value.

Transitional Small Business Disclosure Format (check one):  Yes /_/ No /X/

                         USTN HOLDINGS, INC.
                    INDEX TO 10-KSB FOR THE FISCAL
                     YEAR ENDED DECEMBER 31, 1996

                                                                          PAGE
                                                                          ----
                               PART I

ITEM 1:  DESCRIPTION OF BUSINESS                                            3

ITEM 2:  DESCRIPTION OF PROPERTY                                            4

ITEM 3:  LEGAL PROCEEDINGS                                                  5

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                5

                              PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 7:  FINANCIAL STATEMENTS

     USTN Holdings, Inc. Consolidated Balance Sheets -
       December 31, 1996 and 1995                                          11
     USTN Holdings, Inc. Consolidated Statements of Operations -
       Years ended December 31, 1996 and 1995                              13
     USTN Holdings, Inc. Consolidated Statements of Shareholders' Equity -
       Years ended December 31, 1996 and 1995                              14
     USTN Holdings, Inc. Consolidated Statements of Cash Flows -
       Years ended December 31, 1996 and 1995                              15
     Notes to Consolidated Financial Statements - December 31, 1996        16
     Report of Ernst & Young LLP, Independent Auditors                     25

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                          25

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                 26

ITEM 10: EXECUTIVE COMPENSATION                                            31

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    33

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    36

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

SIGNATURES                                                                 40

                                     PART I


ITEM 1:   DESCRIPTION OF BUSINESS

USTN Holdings, Inc., and its wholly-owned subsidiary Illuminet, Inc., (collectively referred to as ("ILLUMINET") were incorporated in the State of Delaware on August 2, 1995 to effect the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN"). In accordance with terms of the merger, U.S. Intelco and ITN merged with and into USTN Services, Inc. ("USTN Services") on February 23, 1996 (the "Merger"). USTN Services subsequently changed its name to Illuminet, Inc.

The Merger was accounted for as a purchase business combination in accordance with generally accepted accounting principles with U.S. Intelco designated as the acquiring company. Accordingly, the consolidated statements of operations and cash flows for the year ended December 31, 1995 presented in this Form 10-KSB represent the stand-alone results of operations and cash flows of U.S. Intelco. The results of ITN's operations are included in the consolidated financial statements prospectively from the date of the Merger. The pro forma information presented in the Management's Discussion and Analysis or Plan of Operations item reflects the combined activities of U.S. Intelco and ITN as if the Merger had occurred effective January 1, 1995.

ILLUMINET is engaged in the business of developing, managing and marketing a Signaling System 7 ("SS7") network and related products and services based on SS technology to the entire telecommunications marketplace, including network services and other products and services to the cellular market. SS7 is a telecommunications industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as card validation, Advanced Intelligent Network ("AIN") services, cellular services, 800 Number Portability, and Calling Name Delivery. Additionally, ILLUMINET provides advanced data base services, billing-and-collection services, and calling card services to a range of telephone companies as well as inter-exchange carriers ("Carriers"), operator service providers ("OSPs") and other telecommunications companies and providers of telecommunications services. ILLUMINET primarily provides services to companies in the telecommunications industry that are located throughout the United States and considers all of its operations as one segment.

COMPETITION

     The advanced data base, billing and collection, calling card and SS7 network services offered by ILLUMINET are offered by a number of other companies. In the area of billing-and-collection services, ILLUMINET competes with Independent NECA Services, a New Jersey-based company. Each of the Regional Bell Operating Companies ("RBOCs") created by the AT&T break-up, Southern New England Telephone Company ("SNET"), Sprint Corporation ("Sprint"), MCI Communications Corporation ("MCI"), and GTE Corporation ("GTE") operate line information data bases and SS7 networks that are in competition with ILLUMINET's services. In addition, a few state telecommunications associations have formed intrastate networks to provide services to member companies. These are primarily equal access and facilities networks; however, their associations with carriers could allow these statewide associations to offer competing calling card and marketing services on a local level.

     Although ILLUMINET's network may be similar to the other SS7 networks, ILLUMINET believes its network offers its customers significant advantages apart from the technology. Since the ILLUMINET network is dedicated to serving customers without competing with them, customers provide viewpoints on services offered by the network and the timing of the delivery of such services without the concern of aiding their competitors.

REGULATION

     ILLUMINET does not provide voice-grade or data telecommunications services to the public. ILLUMINET will provide facilities and services on a private contractual basis to other entities in the telecommunications industry which will utilize the services and facilities in their provision of both regulated and nonregulated telecommunications services. In as much as ILLUMINET does not provide voice-grade or data common carrier telecommunications services, it is anticipated that the construction of facilities and provision of services by ILLUMINET will not be subject to regulation by the FCC or state public utility commissions.

SUPPLIERS

     Certain aspects of ILLUMINET's services incorporate services or products provided by third parties. For example, Ameritech Corp. provides the data base used in ILLUMINET's 800 data base services which allow carriers to query an 800 data base to obtain screening and routing information for originating 800 calls. Additionally, several inter-exchange carriers provide data transmission lines that are integral to ILLUMINET's SS7 network. The providers of these services are not the only available sources of such services. Consequently, ILLUMINET believes that if necessary, such services can be obtained from alternative vendors at competitive rates.

INTELLECTUAL PROPERTY

    ILLUMINET relies on a combination of copyright, trademark, trade secret, unfair competition and other intellectual property laws, a patent, confidentiality procedures and contractual provisions to protect its proprietary rights. Such protections, however, may not be adequate to prevent misappropriation of such rights and may not preclude competitors from independently developing services similar to the ILLUMINET's services. The technology underlying ILLUMINET's patent is a usage measurement system for a telephone signaling network. The patent will expire on January 18, 2010. As part of a patent settlement arrangement, ILLUMINET has granted UNISYS Corporation ("UNISYS") a non-exclusive, irrevocable, fully paid license to make, have made, sell, offer to sell and/or use products, systems, methods and/or processes under the patent. The license granted to UNISYS does not include any right of UNISYS in or to any particular technology of ILLUMINET which embodies the patent, such as ILLUMINET's INMART or AMAT7 (TM) software. From time to time ILLUMINET receives or solicits inquiries for the sale or licensing of certain of its assets, including the patent, which it will consider on a case-by-case basis.

EMPLOYEES

     As of December 31, 1996, ILLUMINET had 199 full time employees.

ITEM 2:   DESCRIPTION OF PROPERTY

     ILLUMINET's headquarters and a portion of its operations center are located in Lacey, Washington, where it owns a 70,000 square foot facility. The building, approximately 13.7 acres of land on which the building is constructed, and certain of ILLUMINET's computer hardware and software are financed by Rural Telephone Finance Cooperative ("RTFC"). RTFC has a first priority lien on substantially all of ILLUMINET's assets, revenues and property, excluding cash collected and held on behalf of others in the normal course of providing ILLUMINET's services.

     ILLUMINET also leases 18,683 square feet of office space in Overland Park, Kansas, where in addition to certain selling and administrative functions, ILLUMINET has its Network Surveillance and Control Center (NSCC) which operates on a 24-hour a day basis, 7 days a week. The lease term began August 16, 1993 and expires August 15, 1998, with an option to renew the lease for two additional five-year periods.

     ILLUMINET's network operations include redundant Signal Transfer Points ("STPs") facilities located in Mattoon, Illinois, and Rock Hill, South Carolina. Additional STP facilities are currently being installed in Lacey, Washington and Las Vegas, Nevada. ILLUMINET has subleased 4,657 square feet for its STP facilities at Mattoon, Illinois in the headquarters of Consolidated Communications, Inc., a shareholder of ILLUMINET. The sublease expired on July 31, 1996, and was renewed under one of the three additional five-year period renewal options. ILLUMINET leases 6,468 square feet for its STP facilities at Rock Hill, South Carolina, of which it subleases 1,243 square feet to another party. The lease expired April 30, 1996, and was renewed under one of three additional five-year period renewal options. In February 1997, ILLUMINET negotiated a five-year lease expiring in December 2001 for 600 square feet with an unrelated party for its STP facilities at Las Vegas, Nevada.

ITEM 3:  LEGAL PROCEEDINGS

     On February 6, 1996, one ITN shareholder filed a lawsuit in Delaware Chancery Court against ITN and its board of directors alleging breaches of fiduciary duty on the part of the ITN board of directors related to their approval of the Merger into ILLUMINET. In February 1997, this suit was voluntarily dismissed without prejudice by the plaintiff.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There are no established public trading markets for shares of USTN Holdings, Inc. Common Stock ("USTN Common Stock") or USTN Holdings, Inc. Series A Preferred Stock ("USTN Series A Preferred").

     At December 31, 1996, USTN Holdings, Inc. had 267 holders of USTN Common Stock (43 of which also hold USTN Series A Preferred Stock), and 78 holders of USTN Series A Preferred Stock (43 of which also hold USTN Common Stock).

     When authorized by the USTN Holdings, Inc. Board of Directors, payments of dividends are restricted under ILLUMINET's long-term debt arrangements, as follows: (1) approval of RTFC is required unless ILLUMINET's ratio of equity to total assets exceeds 40% and (2) dividends are restricted to 75% of net income as defined in the indenture relating to the USTN debentures. Dividends are not payable to USTN Series A Preferred Stock unless dividends are declared, set aside or paid simultaneously to holders of USTN Common Stock. To date, no dividends have been declared.

ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS

BASIS OF PRESENTATION

USTN Holdings, Inc., and its wholly-owned subsidiary, Illuminet, Inc. (formerly named USTN Services, Inc.), (collectively referred to as ("ILLUMINET"), were incorporated for the purpose of effecting the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN") that was consummated effective February 23, 1996 ("Merger"). The Merger was accounted for as a purchase business combination in accordance with generally accepted accounting principles, with U.S. Intelco designated as the acquiring company. Accordingly, the consolidated statements of operations and cash flows for the year ended December 31, 1995, and the balance sheet as of December 31, 1995, represent the stand-alone results of operations and cash flows of U.S. Intelco. The results of ITN's operations are included in the consolidated financial statements prospectively from the date of the Merger. The pro forma information presented in this Management's Discussion and Analysis or Plan of Operations reflects the combined activities of U.S. Intelco and ITN as if the Merger had occurred effective January 1, 1995.

RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995

REVENUES. The following table summarizes ILLUMINET's services and the effect of the Merger on ILLUMINET revenues:

                                                         1996          1995
                                                         ----          ----
Billing-and-collection services                      $ 7,895,674   $ 7,048,625
Data base services                                     7,427,696     7,468,156
Network usage measurement                                557,932     1,123,541
Other services                                           742,998     1,464,099
                                                      ----------    ----------
                                                      16,624,300    17,104,421
                                                      ----------    ----------
Services acquired by Merger:
---------------------------
  Intelligent network services                        21,408,804    20,276,749
  Wireless services                                    3,664,001     1,703,646
                                                      ----------    ----------
                                                      25,072,805    21,980,395
                                                      ----------    ----------
Pro forma revenue                                     41,697,105    39,084,816
Financial statement reporting adjustment
  for operations prior to the Merger                  (3,809,227)  (21,980,395)
                                                      ----------    ----------
Revenues per statements of operations                $37,887,878   $17,104,421
                                                      ==========    ==========

Billing-and-collection services revenues for 1996 increased primarily as a result of a $966,926, or 18%, increase in clearinghouse product line revenues. This increase reflects a 28% increase in messages processed from 53.7 million in 1995 to 68.8 million in 1996, due to the addition of a large customer in the second quarter of 1995. Although clearinghouse volumes are expected to increase in 1997, revenues are expected to remain at 1996 levels due to a fourth quarter 1996 price decrease.

Data base services revenues decreased, reflecting a reduction in Line Information Data Base ("LIDB") product line revenues offset by an increase in Calling Name Delivery ("CNAM") product line revenues. LIDB revenues decreased $550,810, or 9%, in 1996, reflecting a 10% decrease in queries processed from
177.0 million in 1995 to 159.3 million in 1996. This was due to increased market penetration by competing calling card service providers. CNAM revenues increased $552,822, or 385%, in 1996, reflecting growing market acceptance of the service introduced in 1995.

Network usage measurement revenues derived from the sale of ILLUMINET's SS7 network traffic tracking and measurement software products AMAT7 (RM) and CDR7
(RM) decreased in 1996 due to finalization of sales that began in late 1995. No new sales were completed in 1996.

Other services revenues decreased primarily due to Personal Communications Services ("PCS") revenues decreasing $332,567, or 67%, in 1996. This decrease is due to a change in focus from PCS limited partnership sponsorship activities, with the completion of the Federal Communications Commission ("FCC") C Block
broadband radio spectrum license auction, to new service offerings. As anticipated, ILLUMINET's contract to provide voice messaging services for the State of Washington was not renewed in September, 1996. Voice messaging contributed revenues of $801,283 and $548,408 for the 1995 and 1996 periods, respectively. ILLUMINET's independent customer survey program which generated revenues of $146,031 in the 1995 period was discontinued in late 1995, as its market cycle ended.

Intelligent network services revenues for 1996 increased primarily as a result of a $1,405,785, or 42%, increase in trunk signaling and related service revenues, reflecting new customer growth. 800 switch and transport revenues increased $333,260, or 8%, in 1996, reflecting volume growth from a large customer. Network connectivity product line revenues increased $728,925, or 10%, from growth in chargeable customer links. Offsetting the revenue growth in these product lines, LIDB switch and transport revenues decreased $1,255,979, or 24%, in 1996 due to reduced prices brought on by competition.

Wireless  services  revenue  increased  primarily due to a $1,689,348,  or 101%, increase in 1996 in cellular switch and transport revenues. The increase reflects customer growth and increased utilization of the network with message volumes increasing 211% from 403.5 million for the 1995 period to 1,253.9 million for the comparable 1996 period. The growth was offset by an approximate 60% decrease in price due to competition. Other new services delivered to wireless service providers beginning in 1995 and 1996 contributed an increase in revenues of $478,000 over 1995 levels with increases in volumes processed.

EXPENSES. ILLUMINET's primary costs are related to network expenses, followed by personnel costs, depreciation and amortization of hardware, software and facilities assets, and software maintenance expenses. Expenses increased $14,827,070, or 77%, from $19,157,731 to $33,984,801 for the years ended
December 31, 1995 and 1996, respectively. The increase reflects ten months of combined expenses resulting from the Merger. On a pro forma basis, expenses decreased $2,212,779, or 6%, from $39,908,494 for the 1995 period to $37,695,715 for the comparable 1996 period.

Pro forma operating expenses decreased $1,594,048, or 13%, from $11,864,041 for the 1995 period to $10,269,993 for the comparable 1996 period. This decrease is caused primarily by reduced PCS-related business development costs, software maintenance savings related to cost reduction projects completed in 1995, and reduced personnel costs. The decrease in PCS business development costs results from a change in focus from PCS limited partnership sponsorship activities, with the completion of the FCC C Block broadband radio spectrum license auction, to new service offerings requiring a lower level of resources. Operating expense savings were offset by increased operating costs related to the AMAT7 and CDR7 computer software products. Illuminet completed development and market introduction of AMAT7 and CDR7 in mid-1995 and the end of 1995, respectively.

Pro forma selling, general and administrative expenses decreased $1,490,336, or 14%, from $10,976,647 to $9,486,311 for the 1995 and 1996 periods, respectively, due to a reduction in personnel costs as well as expenses related to litigation settled in 1995 to protect ILLUMINET's patent on a common channel signaling usage measurement system. Selling, general and administrative expense savings are offset by one-time implementation costs that resulted from the Merger, including legal fees and new marketing material printing costs. Network operating expenses increased $1,433,735, or 15%, from $9,629,291 to $11,063,026 for the 1995 and 1996 periods, respectively, due to increased leased network connectivity, link, and LATA access charges incurred to establish and maintain customer connectivity to the SS7 network.

On a pro forma basis, depreciation and amortization expenses increased $791,171, or 15%, from $5,384,339 to $6,175,510 for the 1995 and 1996 periods, respectively, primarily due to depreciation and amortization of capitalized computer software costs associated with the AMAT7 and CDR7 products, and to operating hardware and software placed into production in the second half of 1995 and 1996. Corporate realignment expenses, comprised primarily of Merger-related severance expenses, decreased $1,353,301, or 66%, from $2,054,176 to $700,875 for the 1995 and 1996 periods, respectively, primarily due to the completion of Merger activities in the first quarter of 1996.

INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $204,099, or 75%, from $271,026 for the year ended December 31, 1995, to $475,125 for the comparable 1996 period. This increase resulted primarily from an increase in available cash balances over the two periods resulting from the Merger.

On a pro forma basis, interest income decreased by $3,388, or 1%, from $495,918 for the 1995 period to $492,530 for the 1996 period.

Interest expense increased $873,674, or 199%, from $439,625 for the 1995 period to $1,313,299 for the 1996 period. The increase reflects ten months of combined interest expense resulting from the Merger, a higher aggregate outstanding debt balance resulting from two additional twenty-year mortgage loans for a total of approximately $2.7 million obtained from Rural Telephone Finance Cooperative ("RTFC") in March, 1995, and a loan obtained from RTFC in October, 1995, for approximately $1.1 million.

On a pro forma basis, interest expense decreased $93,706, or 6%, from $1,621,437 for the 1995 period to $1,527,731 for the comparable 1996 period.

INCOME TAXES. ILLUMINET has Federal income tax net operating loss carryforwards available to offset future taxable income for Federal income tax purposes totaling $20,964,492. These carryforwards expire in various amounts from 2006 through 2011. ILLUMINET's ability to utilize such net operating loss carryforwards is dependent on ILLUMINET's ability to generate sufficient taxable income from its operations. The current 1997 tax provision is comprised of Federal alternative minimum taxes which cannot be completely offset by tax loss carryforwards.

EARNINGS

ILLUMINET's net income increased $4,468,441 from a net loss of $(1,515,459) for the year ended December 31, 1995, to net income of $2,952,982 for the comparable 1996 period. This increase primarily reflects an increase in clearinghouse revenues, cellular switch and transport revenues, a decrease in PCS business development costs, and the impact of the Merger on reducing costs as a percentage of revenues.

On a pro forma basis, ILLUMINET's net income increased $4,108,233 from a net loss of $(1,253,965) to net income of $2,854,268 for the years ended December 31, 1995 and 1996, respectively, primarily resulting from positive revenue trends offset by one-time Merger costs incurred in 1996.

ILLUMINET believes that it will achieve higher earnings in the future through new product and customer diversification and expansion into related telecommunications markets. ILLUMINET anticipates that increased expenditures in the development of services and products will continue over the next several years. While it is anticipated that the existing primary services and products will continue to be profitable, overall profitability in the immediate future could be negatively impacted by delays in obtaining new product revenues coupled with related increases in new product start-up costs. A general downward pressure on price caused by increased competition may also negatively impact profitability.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Intelco and ITN individually relied on a combination of cash generated from operations, debt and equity to fund their service development and expansion activities. Currently, ILLUMINET's operating activities are generating positive cash flows. However, as ILLUMINET broadens its services and products to those requiring larger investments coupled with longer periods before subsequent revenues are generated, ILLUMINET believes there may be increased pressure on cash generated from operations. ILLUMINET anticipates continued high levels of investment in the development of new services and products over the next several years as ILLUMINET processes increased volumes relating to its network, data base, and billing-and-collection services, and broadens its product base to keep pace with changing markets and customer needs.

ILLUMINET's working capital (current assets minus current liabilities) was $6,458,504 as of December 31, 1996. ILLUMINET's cash and cash equivalent balances include $7,709,000 required as working capital to service ILLUMINET's clearinghouse customers. Such funds are received and disbursed on a monthly basis. The increase in working capital of $2,362,670 from $4,095,834 at December 31, 1995, reflects the increase in cash balances from operating activities offset by an increase in liabilities assumed in the Merger including accruals for network expenses and the current portion of long-term debt financing. ILLUMINET believes that its existing cash balances, funds generated from its operations and borrowings available under its existing credit agreements will be sufficient to meet existing capital expenditure and working capital needs for the immediate future.

ILLUMINET's expenditures for property and equipment were $5,463,559 for the year ended December 31, 1996. Expenditures for property and equipment were primarily for network equipment.

At December 31, 1996, ILLUMINET has a secured line of credit expiring August, 2001, with RTFC that permits ILLUMINET to borrow up to $7,300,000, not to exceed 80% of accounts receivable. There were no borrowings against the line of credit at December 31, 1996. In December, 1996, ILLUMINET drew against one of its existing mortgage notes totaling $2,680,765 to finance the expansion of the network with the purchase of additional switching equipment. Additionally at December 31, 1996, ILLUMINET has $5,188,007 of unused loan facilities established or committed with RTFC, maturing in the years 2000 and 2001.

ITEM 7:   FINANCIAL STATEMENTS

                          USTN HOLDINGS, INC.

                     Consolidated Balance Sheets

                                                    December 31,
                                              ----------------------
     ASSETS                                       1996        1995
     ------                                   ----------------------

     Current assets:
       Cash and cash equivalents              $12,514,507   $ 6,992,206
       Accounts receivable, less
       allowance for doubtful accounts
       of $438,000 ($169,000 in 1995)          21,580,485    14,947,575
       Prepaid expenses and other                 365,735       421,465
                                              -----------    ----------

     Total current assets                      34,460,727    22,361,246
                                              -----------    ----------

     Property and equipment:
       Land                                       911,765       911,765
       Building and leasehold improvements      6,907,061     6,285,855
       Equipment and furniture                  2,472,543     1,712,803
       Network assets                          23,476,705             -
       Capitalized network costs                8,160,839             -
       Computer hardware and software          16,008,791    13,299,250
                                               ----------    ----------
                                               57,937,704    22,209,673
     Less:  Accumulated depreciation
            and amortization                   26,560,848     9,415,471
                                               ----------    ----------
        Total property and equipment           31,376,856     12,794,202
                                               ----------     ----------

     Computer software product costs,
       less accumulated amortization of
       $662,000 ($101,000 in 1995)              2,196,782      2,757,882
     Other assets, net of accumulated
       amortization of $86,000
       (none in 1995)                           2,787,968      1,400,621
                                                ---------      ---------

     Total assets                             $70,822,333    $39,313,951
                                               ==========     ==========

           See accompanying notes to consolidated financial statements.

                               USTN HOLDINGS, INC.

                                                 December 31,
                                             ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY            1996        1995
------------------------------------         ---------------------

Current liabilities:
  Trade accounts payable                    $ 4,347,084  $  957,113
  Accrued expenses                            2,243,468   1,490,518
  Due to customers                           19,236,821  15,385,847
  Current portion of long-term debt           2,174,850     431,934
                                             ----------   ----------
     Total current liabilities               28,002,223   18,265,412
                                             ----------   ----------
Deferred income taxes                                 -      991,644
Long-term debt, less current portion         21,060,061    7,637,521
                                             ----------    ----------
     Total non-current liabilities           21,060,061     8,629,165
                                             ----------    ----------

Shareholders' equity:
   *USTN Holdings, Inc. Series A
    Convertible Preferred Stock, par value $.01 per share, authorized 4,416 shares, issued and outstanding 2,637
    (none in 1995)                                    26             -
   *USTN Holdings, Inc. Preferred
    Stock, par value $.01 per share,
    authorized 95,584 shares, none
    issued or outstanding                               -             -
   *U.S. Intelco Holdings, Inc. Class A
    voting common stock, par value $50 per
    share, none issued or outstanding
    (466 shares in 1995)                             -            23,300
   *U.S. Intelco Holdings, Inc. Class B
    non-voting common stock, par value $.02
    per share, none issued or outstanding
    (1,208,696 shares in 1995)                        -            24,174
   *USTN Holdings, Inc. Common Stock,
    par value $.01 per share, authorized
    12,000,000 shares, issued and outstanding
    5,262,354 (none in 1995)                     52,624                 -
   Additional paid-in capital                10,701,247         4,136,159
   Retained earnings                         11,006,152         8,235,741
                                             ----------         ----------
       Total shareholders' equity            21,760,049        12,419,374
                                             ----------         ----------
Total liabilities and shareholders' equity  $70,822,333        $39,313,951
                                            ==========          ==========

            See accompanying notes to consolidated financial statements.

                               USTN HOLDINGS, INC.

                      Consolidated Statements of Operations

                                              Years Ended December 31,
                                              --------------------------
                                                 1996           1995
                                                 ----           ----

Revenues                                      $37,887,878    $17,104,421
                                               ----------     ----------
Expenses:
  Operating                                     9,914,192      9,547,692
  Selling, general and administrative           8,648,618      5,685,634
  Depreciation and amortization                 5,714,269      2,846,815
  Network operating                             9,357,655              -
  Corporate realignment                           350,067      1,077,590
                                                ---------      ----------
     Total expenses                            33,984,801      19,157,731
                                               ----------      ----------
Operating income (loss)                         3,903,077       (2,053,310)

Interest income                                   475,125          271,026
Interest expense                               (1,313,299)        (439,625)
                                               -----------       ----------
Income (loss) before income taxes               3,064,903        (2,221,909)

Income tax provision (benefit)                    111,921          (706,450)
                                                ----------        ----------
Net income (loss)                             $ 2,952,982        $(1,515,459)
                                                ==========         ==========
Weighted average common shares                  4,995,092          3,729,015
                                                ==========        ==========
Primary earnings (loss) per share              $      0.59       $     (0.41)
                                                ==========         ==========
Fully diluted earnings (loss) per share        $      0.57       $     (0.41)
                                                ==========         ==========

           See accompanying notes to consolidated financial statements.

                               USTN Holdings, Inc.

           Consolidated Statements of Shareholders' Equity

                Years Ended December 31, 1996 and 1995

                                       U.S. Intelco Holdings, Inc.
                                  -------------------------------
                                           Common Stock               USTN Holdings, Inc.
                                  ------------------------------- ---------------------------
                                 Class A         Class B          Common   Series A Preferred   Additional
                             -------------     ------------       ---------  ----------------   Paid-In    Retained    Total
                             Shares  $        Shares     $        Shares  $      Shares   $     Capital    Earnings    Equity
                             ------  ----     --------   ----     ------  ---    ------    ---  ---------  ---------   ------

Balance at January 1, 1995     468   $23,400  1,208,696  $24,174       -  $ -          -  $ -   $ 4,136,159  $9,771,011  $13,954,744
Stock repurchase               (2)     (100)          -        -       -    -          -    -             -    (19,811)     (19,911)
Net loss                        -         -           -        -       -    -          -    -             - (1,515,459)  (1,515,459)
                              ----    ------    -------   ------ ------- ----      -----  ---    ----------  ----------   ----------

Balance at December 31, 1995   466    23,300  1,208,696   24,174       -    -          -    -     4,136,159   8,235,741   12,419,374
Merger dissenting shares
   repurchased                 (6)     (300)   (17,917)    (358)       -    -          -    -             -   (182,571)    (183,229)
                              ----    ------    -------   ------  ------ ----      -----   --    ----------  ----------   ----------

Total before merger on
  February 23, 1996            460    23,000  1,190,779   23,816       -    -          -    -    4,136,159    8,053,170   12,236,145
Conversion to USTN
  Holdings, Inc. stock       (460)  (23,000)(1,190,779)(23,816) 3,673,871 36,739       -    -       10,077            -            -
Purchase of Independent
  Telecommunications
  Network, Inc.                 -         -           -       - 1,566,988 15,670   2,675   27    6,354,252            -    6,369,949
USTN Common Stock issued
  under former stock
  incentive plan                -         -           -       -     7,539     75       -    -       81,772            -       81,847
Conversion of USTN Series A
  Preferred Stock               -         -           -       -     3,235     33     (38)  (1)        (32)            -            -
Conversion of convertible
  redeemable subordinated
  debentures                    -         -           -       -    10,721    107       -     -     119,019            -      119,126
Net income                      -         -           -       -         -      -       -     -           -     2,952,982   2,952,982
                             ----    ------     -------   ------ --------- -----   ----- -----  ----------     ---------
Balance at
  December 31, 1996             -      $  -           -    $  - 5,262,354 $52,624  2,637   $26 $10,701,247   $11,006,152 $21,760,049
                             ====      ====     =======    ==== =========  ======  =====   ===  ==========    ==========  ==========

          See accompanying notes to consolidated financial statements.

                               USTN HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

                                                   Years Ended December 31,
                                                   ------------------------
                                                   1996                1995

                                                   ------------------------

Cash flows from operating activities:

   Cash received from customers                 $155,132,157   $118,491,711
   Interest received                                 470,997        260,986
   Cash paid to customers,
     suppliers and employees                    (143,562,818)  (115,996,915)
   Income tax refund                                 173,795              -
   Interest paid                                  (1,463,940)      (458,058)
                                                 ------------   ------------

      Net cash provided by operating activities    10,750,191      2,297,724
                                                  -----------    -----------

Cash flows from investing activities:

   Cash acquired in acquisition of Independent
     Telecommunications Network, Inc.                 613,086              -
   Cash payments in connection with
     acquisition of Independent
     Telecommunications Network, Inc.                (738,634)             -
   Investment in affiliate                           (650,000)             -
   Capital expenditures and software development   (5,463,559)    (2,387,988)
                                                   -----------    -----------

      Net cash used by investing activities        (6,239,107)    (2,387,988)
                                                   -----------    -----------

Cash flows from financing activities:

   Purchase of subordinated capital
     certificates related to notes payable           (134,038)      (319,787)
   Redemption of subordinated capital
     certificates related to notes payable                  -          31,163
   Proceeds from issuance of notes payable          2,680,765       3,724,187
   Principal payments on notes payable             (1,352,281)       (459,341)
   Acquisition of common stock                              -         (19,911)
   Payments to dissenting shareholders               (183,229)              -
                                                   -----------      ----------

      Net cash provided by financing activities      1,011,217       2,956,311
                                                   -----------       ---------

Net increase in cash and cash equivalents            5,522,301       2,866,047

Cash and cash equivalents at:

   Beginning of year                                 6,992,206       4,126,159
                                                   -----------       ---------
   End of year                                    $ 12,514,507   $   6,992,206
                                                   ===========      ==========

          See accompanying notes to consolidated financial statements.

                               USTN HOLDINGS, INC.

                  Notes to Consolidated Financial Statements

                                December 31, 1996


Note 1:  Summary of Significant Accounting Policies
---------------------------------------------------

Description of Business and Basis of Presentation
-------------------------------------------------

USTN Holdings, Inc., and its wholly-owned subsidiary Illuminet, Inc., (collectively referred to as "ILLUMINET") were incorporated in the State of Delaware on August 2, 1995, to effect the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN"). In accordance with terms of the merger, U.S. Intelco and ITN merged with and into USTN Services, Inc. ("USTN Services") on February 23, 1996 (the "Merger"). USTN Services subsequently changed its name to Illuminet, Inc. The Merger was accounted for as a purchase combination with U.S. Intelco designated as the acquiring company. Accordingly, references to USTN Holdings, Inc. and ILLUMINET in the accompanying financial statements and related notes for the periods prior to the Merger represent U.S. Intelco, while references to USTN Holdings, Inc. and ILLUMINET for the periods after the Merger represent the consolidated entity including the net assets and operations of ITN (see Note 2).

ILLUMINET is engaged in the business of developing, managing and marketing a Signaling System 7 ("SS7") network and related products and services based on SS7 technology to the entire telecommunications marketplace, including network services and other products and services to the cellular market. SS7 is a telecommunications industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as card validation, Advanced Intelligent Network ("AIN") services, cellular services, 800 Number Portability, and Calling Name Delivery. Additionally, ILLUMINET provides advanced data base services, billing-and-collection services, and calling card services to a range of telephone companies as well as interexchange carriers ("Carriers"), operator service providers ("OSPs") and other telecommunications companies and providers of telecommunications services. ILLUMINET primarily provides services to companies in the telecommunications industry that are located throughout the United States and considers all of its operations as one segment.

ILLUMINET has its corporate headquarters and a portion of its operations located in Lacey, Washington, a network control center and related operations located in Overland Park, Kansas, and additional SS7 Signal Transfer Points located in Rock Hill, South Carolina, and Mattoon, Illinois. A new SS7 Signal Transfer Point will be located in Las Vegas, Nevada and become operational in 1997.


Principles of Consolidation
---------------------------

The consolidated financial statements include the financial statements of USTN Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents
----------------

ILLUMINET considers all highly liquid investments with original maturities of three months or less at purchase to be cash equivalents. Cash equivalents consist of money market funds that are stated at cost which approximates market value. At December 31, 1996 and 1995, such investments include $9,538,536 and $5,039,027, respectively, invested in a money market fund consisting of direct obligations of the U.S. Treasury and repurchase agreements collateralized by such obligations of the U.S. Treasury.

Accounts Receivable
-------------------

One of ILLUMINET's services involves providing a clearinghouse function for toll collected by telephone companies on behalf of other telecommunications service providers. At December 31, 1996 and 1995, accounts receivable included
$11,964,000 and $9,779,000, respectively, of such toll amounts due from telephone companies, and due to customers included $16,917,000 and $12,676,000, respectively, owed to such service providers. Accounts receivable from these companies are uncollateralized; however, uncollected amounts may be offset against amounts otherwise due to service providers.

Concentration of credit risk with respect to trade receivables is limited due to the diversity of the customer base and geographic dispersion and is evidenced by a history of minimal customer account write-offs.

Property and Equipment and Capitalized Software
-----------------------------------------------

Property and equipment and capitalized software are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for property and equipment are as follows:

        Corporate headquarters building 31.5 years Capitalized network costs 10 years Office equipment and systems 5 to 20 years Furniture and fixtures 5 to 15 years Computer equipment and software 3 to 5 years Leasehold improvements 5 years

Computer software product costs represent costs incurred for software development related to ILLUMINET's software products, which became available for sale in 1995. Costs incurred after the technological feasibility of the product was established have been capitalized. Costs incurred prior to that date were expensed. For the years ended December 31, 1996 and 1995, ILLUMINET recognized $561,000 and $101,000, respectively, of amortization expense for computer software product costs. Capitalized computer software product costs are amortized on a product-by-product basis. The annual amortization is equal to the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization starts when the product is available for general release to customers.

ILLUMINET evaluates the net realizable value of capitalized software based on estimated future revenue and costs associated with the service for which the software is utilized.

Revenue Recognition
-------------------

ILLUMINET's revenues are recognized when earned. Computer software product revenues are recognized when all contractual obligations have been fulfilled. Revenues are recorded net of amounts passed through to service providers.

Income Taxes
------------

ILLUMINET provides for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Other potentially dilutive securities include USTN Holdings, Inc. Series A Preferred Stock ("USTN Series A Preferred Stock") and convertible redeemable subordinated debentures, which if dilutive, are included in the calculation of fully diluted earnings (loss) per share.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications
-----------------

Certain reclassifications to the 1995 financial statements have been made to conform to the 1996 presentation.

Note 2:  Acquisition and Corporate Realignment
----------------------------------------------

In exchange for the net assets of ITN, excluding U.S. Intelco's 36% ownership of ITN on the date of the Merger, USTN Holdings, Inc. issued the following consideration and incurred the following costs:

    Fair value of USTN Common Stock issued $5,561,778 Fair value of USTN Series A Preferred Stock issued 808,171 Direct and incremental merger costs 678,076
                                                            ---------
    Aggregate purchase price                               $7,048,025
                                                            =========

As consideration for the sale, non-dissenting ITN shareholders received 1,566,988 shares of USTN Holdings, Inc. Common Stock ("USTN Common Stock") and 2,675 shares of USTN Series A Preferred Stock. ITN Debentures were converted to USTN convertible redeemable subordinated debentures ("USTN Debentures") having the same amount of outstanding principal and interest under the terms and conditions set forth in the Merger. Payments made to ITN dissenters totaled $738,634 during the year ended December 31, 1996.

The aggregate purchase price exceeded the fair value of the assets acquired by $2,506,548, and accordingly, has been recorded as a reduction in the long-lived assets. The purchase price has been allocated to the acquired net assets of ITN as of February 23, 1996, as follows:

          Cash                                            $  613,086
          Accounts receivable                              5,880,200
          Other current assets                               282,267
          Deferred tax assets                                991,644
          Network assets                                  12,178,239
          Capitalized network costs                        4,049,463
          Other property and equipment                     1,290,293
          Other assets                                     1,093,701
          Trade accounts payable and other
            current liabilities                           (5,560,523)
          Amounts due dissenting shareholders               (738,634)
          Long-term debt                                  (13,031,711)
                                                           ----------
                                                          $ 7,048,025
                                                           ==========

In 1996, ILLUMINET paid dissenting U.S. Intelco shareholders a total of $183,229 in exchange for U.S. Intelco stock held by such dissenters on the merger date. The payments were recorded as a stock repurchase and retirement transaction.

Assuming that this acquisition had taken place on January 1, 1995, unaudited pro forma results of operations would have been as follows:

                                        Year Ended December 31,
                                         ----------------------
                                         1996           1995
                                         ----------------------

Revenues                                 $41,697,105    $39,084,816
                                          ==========     ==========
Net income (loss)                        $ 2,854,268    $(1,253,965)
                                          ==========     ==========
Earnings (loss) per common share         $      0.54    $     (0.24)
                                          ==========     ==========

The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the dates indicated, nor are such results necessarily indicative of the results of future operations.

In connection with the acquisition, U.S. Intelco was substantially reorganized, resulting in corporate realignment expenses totaling $350,067 and $1,077,590 for the years ended December 31, 1996 and 1995, respectively, comprised mainly of severance costs.

Note 3:  Long-Term Debt
-----------------------

Long-term debt at December 31 consists of the following:

                                                       1996            1995
                                                       ----            ----
   Various secured notes payable to Rural
    Telephone Finance Cooperative ("RTFC")
    with  variable  interest  rates ranging
    from 6.30% to 6.55% at December 31,
    1996  (6.35%  to  6.60%  at  December  31,
    1995)   payable  in  quarterly
    installments, including interest,
    each maturing at various dates ranging
    from August, 2000, to March, 2015.           $13,328,043      $8,069,455
   Convertible redeemable subordinated
     debentures ("USTN Debentures")
     bearing interest at 7.5%, maturing
     August, 2001 (net of original issue
     discount of $220,377).                        8,248,342               -
   Convertible redeemable subordinated
     debenture deferred interest payable           1,658,526               -
                                                  ----------      ----------
                                                  23,234,911       8,069,455
   Less: current portion                          (2,174,850)       (431,934)
                                                  ----------      ----------
   Total long-term debt                          $21,060,061      $7,637,521
                                                  ==========      ==========

Additional borrowings available under the various note agreements with RTFC aggregate $5,188,007 at December 31, 1996. All of the RTFC notes have variable interest rates that are based on RTFCs short-term funding costs. In accordance with the terms of the loan agreements, ILLUMINET purchased lender-issued, non-interest-bearing subordinated capital certificates based on a percentage of the gross loan amount. Such certificates are amortized against the loan principal balance over the terms of the respective loans. Certificates purchased, net of amortization, totaled $1,142,012 and $777,561 at December 31, 1996 and 1995, respectively, are carried at cost, and are included in other long-term assets. The loan agreements contain certain covenants, the most restrictive of which requires ILLUMINET to maintain certain cash flow-to-debt service ratios.

All RTFC loans are currently secured by a first priority lien on substantially all of ILLUMINET's assets, revenues and property, excluding cash collected and held on behalf of others in the normal course of providing ILLUMINET's services. Cash and cash equivalents not subject to the mortgage lien were $7,709,000 at December 31, 1996.

In August, 1996, ILLUMINET entered into a secured line of credit agreement with RTFC that permits ILLUMINET to borrow up to $7,300,000, not to exceed 80% of accounts receivable for a term of five years. The line of credit bears interest at the lesser of the prime rate plus 1.5% or RTFC's monthly line of credit rate, and contains certain covenants, the most restrictive of which requires ILLUMINET to maintain a zero balance in the line at least five consecutive business days every 360 days after the initial advance. There were no borrowings outstanding against the line of credit at December 31, 1996.

The USTN Debentures, formerly ITN Debentures converted in the Merger, bear interest at 7.5% and are due August 15, 2001. Interest on the debentures is payable in quarterly installments, in arrears. Interest accrued for the period prior to December 31, 1995, was deferred and will be paid ratably on each interest payment date over the remaining term of the debentures. The USTN Debentures are convertible into the number of shares of USTN Common Stock equal to the principal amount of the USTN Debenture at the time of conversion divided by the market price of USTN Common Stock at the time of conversion (as defined in the Indenture), or if no market price exists, on the basis of 90 shares of USTN Common Stock for each $1,000 in principal amount. USTN Debentures are subordinated to all senior debt. USTN Debentures are directly associated with USTN Series A Preferred Stock in that these securities were issued as a unit.

Maturities of the long-term debt for the years ending December 31 are scheduled as follows:

                  1997                 $2,174,850
                  1998                  2,287,031
                  1999                  2,415,667
                  2000                  1,582,534
                  2001                  9,422,129
             2002-2006                  2,257,174
             2007-2011                  2,420,414
             2012-2015                    675,112
                                       ----------
                                      $23,234,911
                                       ==========

Note 4:  Shareholders' Equity
-----------------------------

At December 31, 1996, USTN Holdings, Inc. is authorized to issue up to 12,100,000 shares of capital stock consisting of (i) 12,000,000 shares of USTN Common Stock, par value $.01 per share, and (ii) 100,000 shares of USTN Preferred Stock, par value $.01 per share. Each share of USTN Common Stock and USTN Series A Preferred Stock is entitled to one vote and 100 votes, respectively.

Each share of USTN Series A Preferred Stock will be convertible into 85.12 shares of USTN Common Stock ("Conversion Amount"), at the option of the holder thereof at any time that the holder elects to convert a USTN Debenture issued as a unit with such a share. Each share of USTN Series A Preferred Stock will be convertible, at the option of USTN Holdings, Inc., into USTN Common Stock based on the Conversion Amount, at such time that the USTN Debenture issued as a unit with such share is converted into shares of USTN Common Stock. If the USTN Debentures and accrued interest thereon, and USTN Series A Preferred Stock had been converted at December 31, 1996, 1,150,204 shares of USTN Common Stock would have been issued. In the event of liquidation, USTN Series A Preferred Stock will be entitled to $1,000 per share out of the assets of ILLUMINET available for distribution to its shareholders, but before any payment or distribution is made to holders of USTN Common Stock or any other series of preferred stock of USTN Holdings, Inc.

Payments of dividends are restricted under ILLUMINET's long-term debt arrangements, as follows: (1) approval of RTFC is required unless ILLUMINET's ratio of equity to total assets exceeds 40% and (2) dividends are restricted to 75% of net income as defined in the indenture relating to the USTN Debentures. Dividends are not payable to USTN Series A Preferred Stock unless dividends are declared, set aside or paid simultaneously to holders of USTN Common Stock.

Note 5:  Income Taxes
---------------------

Components of the income tax provision (benefit) for the years ended December 31 are summarized as follows:


                                           1996              1995
                                           ----              ----
  Current                              $111,921         $(144,951)
  Deferred                                    -          (561,499)
                                        -------           -------
  Total income tax provision (benefit) $111,921         $(706,450)
                                        =======           =======

ILLUMINET provides for deferred taxes based on the differences between the bases of assets and liabilities for financial reporting purposes and income tax purposes, calculated using enacted tax rates as of the balance sheet date. At December 31, 1996 and 1995, such differences primarily related to the use of accelerated depreciation and amortization for tax purposes, accruals for certain expenses that are not currently deductible for tax purposes until paid, the tax basis of certain investments that have been written-off for financial statement purposes, and software development costs that were capitalized for financial statement purposes. ILLUMINET has established a valuation reserve related to tax benefits associated with capital losses recorded for financial statement purposes but not yet realized for tax purposes, unused net operating loss carryforwards, and other net deferred tax assets due to the uncertainty of ILLUMINET's future taxable income.

The reconciliations of the income tax provision (benefit) calculated using the U.S. federal statutory rates to the recorded income tax provision (benefit) for the years ended December 31 are summarized as follows:

                                       1996                1995
                                       ----                ----

Tax at U.S. federal statutory rate   $1,042,067       $(755,449)
Utilization of net operating loss
  carryforward                       (1,042,067)              -
Alternative minimum tax                 111,921               -
Other                                         -          48,999
                                      ---------         -------
Income tax provision (benefit)       $  111,921       $(706,450)
                                      =========         =======

The components of the deferred tax assets (liability) as of December 31 are summarized as follows:

                                       1996                1995
                                       ----                ----
Deferred tax assets:
Net operating loss carryforwards   $7,547,217         $1,758,938
Tax credit carryforwards              142,379             30,458
Allowance for doubtful accounts       157,680             57,518
Other non-deductible accruals         593,807            399,611
Valuation reserve                  (3,288,585)          (252,366)
                                    ---------          ---------
Net deferred tax assets             5,152,498          1,994,159
                                    ---------          ---------

Deferred tax liabilities:
Excess tax over book depreciation
and amortization                   (5,137,987)        (2,984,434)
Other                                 (14,511)            (1,369)
                                    ---------          ---------
Total deferred tax liabilities     (5,152,498)        (2,985,803)
                                    ---------          ---------
Deferred tax liability, net      $          -         $ (991,644)
                                    =========          =========

At December 31, 1996, ILLUMINET has Federal income tax net operating loss carryforwards available to offset future taxable income for federal income tax purposes totaling $20,964,492 that expire in various amounts in 2006 through 2011. These loss carryforwards may be limited under certain provisions of the Internal Revenue Code of 1986.

Note 6:  Statement of Cash Flows
--------------------------------

Reconciliations of net income (loss) to net cash provided by operating activities for the years ended December 31 are summarized as follows:

                                       1996                      1995
                                       ----                      ----

Net income (loss)                 $  2,952,982              $(1,515,459)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation and amortization      5,714,269                 2,846,479
  Deferred income taxes                      -                  (561,499)
  Stock offering cost write-off              -                   397,737
Change in:
  Accounts receivable               (1,958,928)                 (900,280)
  Other assets                         296,698                  (580,855)
  Trade accounts payable             1,016,866                   (20,902)
  Accrued expenses                  (1,094,088)                  343,622
  Due to customers                   3,850,974                 2,288,881
  Other liabilities                    (28,582)                        -
                                    ----------                ----------
Net cash provided by
operating activities               $10,750,191                $2,297,724
                                    ==========                 =========

During the years ended December 31, 1996 and 1995, ILLUMINET redeemed $23,248 and $84,765 respectively, of lender-issued, non-interest-bearing subordinated capital certificates, which were deducted from the mortgage loan principal balance.

Note 7:  Employee Benefit Plans
-------------------------------

ILLUMINET has qualified  profit  sharing/401(k)  retirement  plans  covering all employees  subject  to  certain  eligibility  requirements.  ILLUMINET  provides matching contributions to the plans' trusts on a portion of employee contributions to the plans, and also may, at the discretion of the board of directors, provide a discretionary contribution. For 1996 and 1995, contribution expense was approximately $788,000 and $336,000, respectively, reflecting the increase in employees covered by the plans as a result of the Merger.

Note 8:  Commitments and Contingencies
--------------------------------------

ILLUMINET assumed non-cancelable operating leases entered into by ITN for its Rock Hill, Mattoon and Overland Park operating facilities. The Mattoon facilities are leased from one of ILLUMINET's corporate shareholders, formerly an ITN shareholder, for a total of $38,000 for the period February 23, 1996, the Merger date, to December 31, 1996. The initial leases for the Mattoon and Rock Hill facilities expired during 1996 and were renewed for the first of three five-year optional renewal periods. The lease for the Overland Park facility expires August, 1998. During the period February 23, 1996, the Merger date, to December 31, 1996, ILLUMINET incurred rental costs of $321,000 on the leases.

Future minimum lease payments under the non-cancelable leases for the years ending December 31 are as follows:

                     1997                   $385,200
                     1998                    269,800
                     1999                     77,500
                     2000                     77,500
                     2001                     37,300
                                             -------
                                            $847,300
                                             =======

ILLUMINET is party to a contract with the subsidiary of one of its corporate shareholders, formerly an ITN shareholder, which supplies ILLUMINET with transmission facilities in the form of private leased lines. Such lines are leased from the corporate shareholder only if the arrangement is determined to be the lowest cost after completion of a formal bidding process. Payments pursuant to this contract totaled $1,101,000 for the period February 23, 1996, the Merger date, to December 31, 1996.

On February 6, 1996, one ITN shareholder filed a lawsuit in Delaware Chancery Court against ITN and its board of directors alleging breaches of fiduciary duty on the part of the ITN board of directors related to their approval of the Merger into ILLUMINET. In February, 1997, this suit was voluntarily dismissed without prejudice by the plaintiff.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
USTN Holdings, Inc.

We have audited the accompanying consolidated balance sheets of USTN Holdings, Inc. ("USTN") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of USTN's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USTN as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Ernst & Young LLP
Seattle, Washington
February 14, 1997

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective September 12, 1995, U.S. Intelco engaged, upon approval of its Board of Directors, Ernst & Young LLP to perform an audit of, and issue its report with respect to U.S. Intelco's December 31, 1994 financial statements in response to Coopers & Lybrand L.L.P. ("Coopers & Lybrand") confirmation, by letter dated September 5, 1995, to U.S. Intelco that it would not consent to the inclusion in the Merger related Proxy Statement/Prospectus of its report on the U.S. Intelco Financial Statements for the years ended December 31, 1994 and 1993 (which report appeared in U.S. Intelco's Special Financial Report filed with the Securities and Exchange Commission pursuant to Rule 15d-2 under the Securities Exchange Act of 1934). Such report of Coopers & Lybrand did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. Since January 1, 1993, there have been no disagreements between U.S. Intelco and Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. A letter from Coopers & Lybrand stating that it agrees with the statements made by USTN Holdings, Inc.
in this paragraph is included as an exhibit hereto.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

     The persons currently serving as directors of USTN Holdings, Inc. and their ages are set forth below.

                Name                                    Age
                ----                                    ---

          Theodore D. Berns                             47
          Eugene L. Cole                                61
          Aubrey E. Judy                                59
          Kenneth L. Lein                               64
          Richard A. Lumpkin                            62
          James S. Quarforth                            42
          G. I. Ross                                    63
          David C. Southwick                            66
          James W. Strand                               50
          Gregory J. Wilkinson                          46

     Currently, non-employee Directors receive a monthly fee of $300 except for the Chairman of the Board of Directors who receives $500 per month. Non-employee Directors are also paid $300 per meeting per day for attendance at board or committee meetings not to exceed a total of $600 per day and are reimbursed for their expenses incurred in attending their meetings.

     Mr. Berns has been a director of USTN Holdings, Inc. since August 1995. Prior to that, Mr. Berns served as a director of ITN from October 1991 to
February 1996.   Mr. Berns currently serves as Chief Executive Officer of OGI
Telecomm. From 1993 to October 1995, Mr. Berns served as Director, President and Chief Executive Officer of AdVal Communications, Inc. located in Vancouver, Washington. During 1993, Mr. Berns served as President and Chief Executive Officer of TRT Communications, Inc. From 1986 through 1992, Mr. Berns was employed by Pacific Telecom, Inc. ("Pacific Telecom"), located in Vancouver, Washington. Mr. Berns served as President and Chief Operating Officer of Pacific Telecom. Mr. Berns also served as Manager of Legal Affairs and Vice President and Corporation Secretary. From 1984 to 1985, Mr. Berns served as Vice President of Multivisions, Ltd., located in Anchorage, Alaska. In addition, Mr. Berns is a former director of United States Telephone Association ("USTA").

     Mr. Cole has been a director of USTN Holdings, Inc. since February 1996. Prior to that, he was a Director of U.S. Intelco from June 1994 to February 1996. He was a founder of U.S. Intelco Networks, Inc., and served as a Director from its formation in 1981 to June 1994, and served as Chairman of Intelco Network's Board of Directors from 1985 until January 1990. Prior to that time, Mr. Cole had served as U.S. Intelco Networks, Inc.'s Vice Chairman of the Board of Directors beginning in August 1984, and as Vice President of U.S. Intelco Networks, Inc. from March 1981 until August 1984. Mr. Cole worked at Canby Telephone Association, Canby, Oregon where in 1968, he was named General Manager and in 1986 became President of the Canby Telephone Association ("Canby"). Mr. Cole also served as President of CTA Service Corp. ("CTA"), and North Willamette Telecom ("NWT") from 1986 until March 1994. He retired from Canby, CTA and NWT on May 1, 1995. Mr. Cole returned from retirement and currently serves as President of Canby, President of CTA and President of NWT. He served as a Director of Western Rural Telephone Association from 1976 to 1983 and served as President of that organization from 1977 to 1978. Since 1970, Mr. Cole has served as Director of the Oregon Independent Telephone Association, of which he was the President from 1980 to 1981. From 1982 until 1995, he served as a Trustee of the NTCA Pension Trust. Mr. Cole served as director of the Board of Rural Telephone Finance Cooperative from 1990 to February 1993. From November 1994 until February 1996, Mr. Cole had been a Director of ITN.

     Mr. Judy has been a Director of USTN Holdings, Inc. since February 1996. Prior to that, Mr. Judy served as a director of U.S. Intelco from June 1994 to February 1996. He was a Director of U.S. Intelco Networks, Inc. from April 1982 to June 1994. Mr. Judy was employed with Farmers Telephone Cooperative, Inc. in Kingstree, South Carolina, since 1964 and served as its Executive Vice President from 1981 until his retirement in December 1993. He served as a Director of Rural Telephone Finance Cooperative from 1987 to 1994, the South Carolina Telephone Association from 1984 to 1994, Williamsburg First National Bank from 1984 to present, PalmettoNet, Inc. from 1985 to 1994, and South Carolina Net, Inc. from 1992 to 1994. Mr. Judy served on the National Telcom Corporation Board from 1985 to 1992, and served on the NTCA Board of Directors from 1976 to 1982, holding the offices of Secretary, Vice President and President.

     Mr. Lein has been a Director of USTN Holdings, Inc. since February 1996. Prior to that, Mr. Lein served as a Director of U.S. Intelco from June 1994 to February 1996. He was a Director of U.S. Intelco Networks, Inc. from 1987 to June 1994. He served as Secretary of U.S. Intelco from August 1994 to February 1996 and served as Secretary of U.S. Intelco Networks, Inc. from May 1993 to June 1994. Since 1974, Mr. Lein has been Manager of Winnebago Cooperative Telephone Association ("Winnebago"), a local exchange telephone company located in Lake Mills, Iowa. Mr. Lein was a Director of ITN from 1990 until the merger of ITN and U.S. Intelco in 1996. He is past President of the Organization for the Protection and Advancement of Small Telephone Companies ("OPASTCO"). He is a past member of the USTA Board of Directors and has served as Secretary of the USTA Board and is a past Chairman of the USTA Small Company Committee. Mr. Lein is a co-founder of and past Director of Iowa Network Services. He presently serves on the Board of MEANS Telcom, an independent telco owned Minnesota-based centralized equal access and long distance company.

     Mr. Lumpkin has been a director of USTN Holdings, Inc. since February, 1996 and currently serves as Chairman of the Board and Chairman of the Executive Committee. Prior to that, Mr. Lumpkin served as a director of Independent Telecommunications Network, Inc. ("ITN") from January 1989 to February 1996 and Chairman of the Board from February 1989 to February 1996. Since 1957, Mr. Lumpkin has been employed by Consolidated Communications Inc. ("CCI") and its affiliates. He is currently serving as a director, Chairman of the Board and Chief Executive Officer of CCI and as a director, Chairman of the Board and Chief Executive Officer of CCI's seven affiliates. Mr. Lumpkin is currently a director of First Mid-Illinois Bancshares and First Mid-Illinois Bank and Trust in Mattoon, Illinois, and CIPSCO, Inc. and Central Illinois Public Service Co., Springfield, Illinois. Since 1975, Mr. Lumpkin has been affiliated with USTA. He is a past President of that organization and is currently serving as Assistant Treasurer. Mr. Lumpkin is also a past
President of the Illinois Telephone Association.

     Mr. Quarforth has been a Director of USTN Holdings, Inc. since February 1996. Prior to that, Mr. Quarforth served as a Director of ITN from January 1989 to February 1996. Mr. Quarforth currently serves as President and Chief Executive Officer of CFW Communications Company, Inc. ("CFW") and Chairman and Chief Executive Officer of its affiliates, which include CFW Telephone Company, CFW Network, Inc., CFW Cellular, Inc., CFW Communications Services, Inc., CFW Information Services, Inc., CFW Cable, Inc., and CFW PCS, Inc. Mr. Quarforth is also a Director of American Telecasting, Inc. and Virginia Financial Corporation. Mr. Quarforth is a past Director and President of the Virginia Telecommunications Industry Association. Mr. Quarforth is also Chairman of the Virginia PCS Alliance, L.C.

     Mr. Ross has been a Director of USTN Holdings, Inc. since February 1996. Prior to that, Mr. Ross was a Director of ITN from January 1989 to February 1996 and served as its Treasurer from 1990 to 1996. Since 1970, Mr. Ross has been President, Chief Executive Officer and a director of Lufkin-Conroe Communications Company ("LCC"), and Chairman & CEO of its operating companies, located in Texas. Mr. Ross has served on the Boards of the Texas Association of Business since 1980 and First Bank of Conroe, Texas, since 1983. In 1972, Mr. Ross became a director and member of the Executive Committee of the Texas Telephone Association and in 1975 its Chairman. Mr. Ross has served as Chairman of the Board of TECA since 1988. Mr. Ross has been a member of the Electronic Engineering Technical Advisory Committee at Texas A&M University since 1974 and holds an MBA in Finance.

     Mr. Southwick has been a Director of USTN Holdings, Inc. since February 1996. Prior to that, Mr. Southwick served as a Director of U.S. Intelco from June 1994 to February 1996. He served as a Director of U.S. Intelco Networks, Inc. from 1987 to June 1994. From 1965 until his retirement in June 1996, he has served as President of Champlain Telephone Company ("Champlain"), an Independent in Champlain, New York. Mr. Southwick received his B.S. in Business from Syracuse University. Mr. Southwick is a past Director and President of New York State Telephone Association and a past Director of OPASTCO.

     Mr. Strand has been a Director of USTN Holdings, Inc. since February
1996. Prior to that, Mr. Strand served as a member of the Board of Directors of ITN from May 1992 to February 1996. Since 1990, Mr. Strand has been President of Diversified Operations and a director of Aliant Communications, Inc. ("Aliant," formerly Lincoln Telecommunications Company) located in Lincoln, Nebraska. Mr. Strand has served on the Board of the Cellular Telecommunications Industry Association (CTIA) and was elected to the Executive Committee in 1993. He also serves as subcommittee chairman for operations in the small operators caucus, Vice Chairman of the CTIA Foundation and is a member of the CTIA Technology Operations Policy Council (TOPS) of the Board of Directors.

     Mr. Wilkinson has been a Director of USTN Holdings, Inc. since August 1995 and currently serves as Vice Chairman of the Board and Chairman of the Audit/Finance Committee. Prior to that, Mr. Wilkinson served as a director of U.S. Intelco Holdings, Inc. from June 1994 to February 1996. He was a Director of U.S. Intelco Networks, Inc. from February 1986 to June 1994. He served as Treasurer of U.S. Intelco from August 1994 to February 1996 and was Treasurer of U.S. Intelco Networks, Inc. from January 1987 to June 1994.

Mr. Wilkinson has been associated with Telephone & Data Systems, Inc. ("TDS"), a communications holding company with headquarters in Madison, Wisconsin, in various capacities since 1972. Since January 1992, he has held the position of Vice President and Controller with that company and was its Corporate Controller prior thereto. He also serves as an officer and director of various subsidiaries of TDS and serves on various telephone industry-related committees. Mr. Wilkinson holds B.S., M.B.A. and J.D. degrees from the University of Wisconsin. He is licensed to practice law in the Wisconsin state and federal courts.

EXECUTIVE OFFICERS

     The persons currently serving as executive officers of USTN Holdings, Inc. or its wholly-owned subsidiary Illuminet, Inc., their ages, and their positions are set forth below:

     Name                Age            Position
     ----                ---            --------

Roger H. Moore           55              President and Chief
                                         Executive Officer - USTN
                                         Holdings, Inc.
                                         President and Chief Executive
                                         Officer - Illuminet, Inc.

Daniel E. Weiss          49              Vice President,
                                         Secretary/Treasurer - USTN
                                         Holdings, Inc.
                                         Vice President - Illuminet, Inc.

Raymond E. Donnelly      63              Vice President -
                                         USTN Holdings, Inc.
                                         Vice President - Illuminet, Inc.

Bruce E. Johnson         48              Vice President - Illuminet, Inc.

David Nicol              51              Vice President - Illuminet, Inc.

     The following is a summary of the experience of each of the executive officers:

     Mr. Moore has been President and Chief Executive Officer of USTN Holdings, Inc. and Illuminet, Inc. since January 1996. Prior to that, Mr. Moore served as Vice President of Major Accounts of Northern Telecom from 1994 to December 1995. He was President of Northern Telecom Japan from 1991 to 1994 and from 1989 to 1991 he was Vice President of Northern Telecom's Western Region. Mr. Moore has held other senior positions with Northern Telecom since joining the company in 1985. Prior to joining Northern Telecom, Mr. Moore was, from 1982-1985, the President of AT&T Canada. Mr. Moore has over 30 years of experience in the telecommunications and business systems industry. Mr. Moore received a Bachelor of Science degree in general science from Virginia Polytechnic Institute.

     Mr. Weiss has been USTN Holdings, Inc. Vice President-Finance since February, 1996 and the Company's Secretary and Treasurer since April 1996.
Mr. Weiss also serves as the Vice President-Finance for Illuminet, Inc. as well as its Secretary and Treasurer. Prior to that, Mr. Weiss served as U.S. Intelco's Vice President-Finance from May 1994 to February 1996 and as its Assistant Treasurer from May 1994 to February 1996. He has served as Vice President-Finance and Assistant Treasurer of U.S. Intelco Networks, Inc. from 1986 to 1994. Mr. Weiss also served as a director and Treasurer of U.S. Intelco Networks, Inc. He served as Business and Financial Manager of U.S. Intelco Networks, Inc. from 1985 to 1986 and was Allied Data's Vice President-Administration from 1981 to 1985 and Business Manager from 1979 to

1981. From 1988 to 1990, he served ITN in various capacities including Director and Secretary/Treasurer. Mr. Weiss served in various capacities for Evergreen State College, Olympia, Washington, from 1971 to 1979, including Accounting Manager, Assistant Director of Facilities and Academic Operations Officer. Mr. Weiss graduated from Western Washington University with a Bachelor of Science degree in Accounting and is a member of the American Institute of Certified Public Accountants and the Washington Society of Certified Public Accountants.

     Mr. Donnelly has been USTN Holdings, Inc. Vice President-Marketing and Sales since February 1996. He also serves Illuminet, Inc. as Vice President-Marketing and Sales. Prior to that, Mr. Donnelly was ITN's Vice President of Marketing and Sales from November 1989 to February 1996. Prior to joining ITN, Mr. Donnelly was employed by Timeplex, Inc. of Woodcliff Lake, New Jersey, for two years, where he served as Assistant Vice President in charge of marketing and business planning. From April 1974 to January 1987, Mr. Donnelly was employed as a division manager, in various product line management and development positions, with AT&T Information Systems and AT&T Marketing in Morristown, New Jersey. Mr. Donnelly has over 30 years of experience in the telecommunications industry. Mr. Donnelly earned an undergraduate degree from the University of California, Berkeley, and a Masters of Business Administration (MBA) from Farleigh Dickinson University.

     Mr. Johnson has been Illuminet, Inc.'s Vice President-Operations and Engineering since February 1996. Prior to that, he served as ITN's Vice President-Operations and Engineering from July 1992 to February 1996. Prior to joining ITN, Mr. Johnson was employed by NYNEX Telecommunications for eight years, where he served as Staff Director responsible for planning, deployment and compliance testing of NYNEX's SS7 network. From 1970 to 1984, Mr. Johnson worked for New England Telephone in various engineering and operations assignments. Mr. Johnson earned an undergraduate degree in computer science and mathematics from Worcester State College and an MBA from the University of Kansas. Mr. Johnson has over 27 years of experience in the telecommunications industry.

     Mr. Nicol has been Illuminet, Inc.'s Vice President-Product Management and Development since February 1996. Prior to that, he served as ITN's Vice President Planning and Administration from February 1994 to February 1996. Prior to ITN, Mr. Nicol was Chief Operating Officer of a privately-held computer network integrator on the West Coast, where he was instrumental in its acquisition by a NYSE company. Earlier in a similar capacity, he had likewise engineered the acquisition of a leading LAN/WAN systems integrator in the Midwest. From 1987 to 1990, he was Vice President Corporate Planning for United Telecom (now Sprint), having served since 1984 as its Vice President Planning - Telephone Group. Prior to Sprint, Mr. Nicol was a consultant to a wide variety of Fortune 500 and other companies. Mr. Nicol's undergraduate degree in Aeronautical Engineering is from Ohio State University. He holds a masters in Business Economics from Case Institute of Technology, and a doctorate in Industrial Economics and Finance from Case Western Reserve University. All of his thirty year career has been in technology industry sectors, the last fifteen directly in telecommunications.

ITEM 10:   EXECUTIVE COMPENSATION

     The following table sets forth for each of the last three completed fiscal years the compensation received by USTN Holdings, Inc.'s Chief Executive Officer and four other most highly compensated executive officers based on salary and bonus for the last completed fiscal year.

                           Summary Compensation Table

                                                    Long-Term Compensation
                                                  -------------------------
                         Annual       Compensation   Awards         Payouts
                         -------------------------   ------         ---------
Name and Principal
   Position       Year   Salary ($)    Bonus ($)      LTIP       All Other
                                                              Compensation ($)
----------------- ----   ----------    ---------      -----   ----------------

Roger H. Moore,   1996(1)  245,565     100,000        --(4)    5,600(5)(6)
  President and
  Chief Executive
  Officer

Daniel E. Weiss,  1996     110,863    --(3)        --(4)      4,479(5)(7)
  Vice President  1995     106,074    14,500       --         9,220(8)
                  1994     102,341    11,573       --         9,540(9)

Raymond E.        1996(2)  122,062    --(3)        --(4)      5,841(5)(10)
Donnelly,
  Vice President

Bruce E. Johnson, 1996(2)  105,676    --(3)        --(4)      5,057(5)(11)
  Vice President

David Nicol,      1996(2)  103,292    --3          --(4)      4,925(5)(12)
  Vice President

------------------------
(1)  Mr. Moore was hired effective January 1, 1996.

(2) Messrs. Donnelly, Johnson and Nicol were deemed hired effective February 23, 1996, the effective date of the Merger.

(3) Bonus amounts for this executive for the year 1996 have not yet been determined.

(4) Long-term cash incentive awards for the year 1996 that will be due and payable on December 31, 1998 if executive is still employed by ILLUMINET, or has not been terminated for cause through December 31, 1998, have not yet been determined.

(5) Retirement trust profit sharing contributions for the year 1996 have not yet been determined and are therefore not included in this amount.

(6)  Represents $5,600 in ILLUMINET 401(k) matching contributions.

(7)  Represents $4,479 in ILLUMINET 401(k) matching contributions.

(8) Includes $3,182 in U.S. Intelco 401(k) matching contributions and $6,038 in U.S. Intelco retirement trust profit sharing contributions.

(9) Includes $3,067 in U.S. Intelco 401(k) matching contributions and $6,473 in U.S. Intelco retirement trust profit sharing contributions.

(10) Represents $5,841 in ILLUMINET 401(k) matching contributions.

(11) Represents $5,057 in ILLUMINET 401(k) matching contributions.

(12) Represents $4,925 in ILLUMINET 401(k) matching contributions.

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1996 the beneficial ownership of each class of USTN Holdings, Inc.'s capital stock held by (i) owners of five percent (5%) or more of any class, (ii) each director of USTN Holdings, Inc., (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers of Illuminet as a group.

                                                                                     Fully
                                 Shares of               Shares of                   Diluted
                                    USTN                    USTN                     Shares of                        Percent
                                   Common      Percent   Series A        Percent     USTN        Percent                of
                                    Stock        of      Preferred          of       Common        of        Total     Total
          Name                                  Class      Stock          Class      Stock (1)    Class    Votes (2)   Votes
-----------------------------    ---------    ---------  ----------      -------     ---------   -------   --------   -------
Aliant Communications, Inc.        136,954         2.60         156         5.92       204,741      3.19    152,554      2.76
(formerly Lincoln
Telecommunications Co.)
P.O. Box 81309
1440 M Street
Lincoln, NE 68508

CFW Communications Company, Inc.   104,000         1.98          172        6.52       180,263      2.82    121,200      2.19
401 Spring Lane
Suite 300
P.O. Box 1990
Waynesboro, VA 22980-1990

Consolidated Communications, Inc.   51,029            *          523       19.83       271,566      4.23    103,329      1.87
121 S. 17th Street
Mattoon, IL 61938

Pacific Telecom, Inc.              142,115          2.70         172        6.52       217,983      3.40    159,315      2.88
P.O. Box 9901
805 Broadway
Vancouver, WA 98668-8701

Rock Hill                           25,000             *         303       11.49       150,558      2.35     55,300      1.00
Telephone Co.
P.O. Box 470
330 E. Black St.
Rock Hill, SC 29731

Shenandoah                          61,592          1.17         136        5.16       119,131      1.86     75,192       1.36
Telephone Company
P.O. Box 459
Edinburg, VA  22824

Telephone                          621,556         11.81          --          --       621,556      9.69    621,556      11.25
& Data Systems, Inc.
Suite 4000
30 N. LaSalle St.
Chicago, IL  60602

                                    Shares of                 Shares of                 Diluted
                                       USTN                     USTN                    Shares of                           Percent
                                      Common     Percent      Series A    Percent         USTN         Percent               of
                                       Stock       of         Preferred     of           Common          of      Total      Total
           Name                                   Class         Stock      Class        Stock (1)       Class   Votes (2)   Votes
--------------------------------    ---------    --------    -----------  -------       ----------     -------  --------    -------

Theodore D. Berns                       1,078          *              --       --            1,078           *     1,078          *

Eugene L. Cole(3)                      20,131          *              --       --           20,131           *    20,131          *

Aubrey E. Judy                             --         --              --       --               --          --        --         --

Kenneth L. Lein(4)                     18,818          *               9        *           22,536           *    19,718          *

Richard A. Lumpkin(5)                  52,051          *             523    19.83          272,588        4.25   104,351       1.89

James S. Quarforth(6)                 104,967       1.99             176     6.67          183,290        2.86   122,567       2.22

G. I. Ross(7)                         210,063       3.99             105     3.98          254,571        3.97   220,563       3.99

David C. Southwick                         --         --              --       --               --          --        --         --

James W. Strand(8)                    137,838       2.62             156     5.92          205,625        3.21   153,438       2.78

Gregory J. Wilkinson(9)               621,556      11.81              --       --          621,556        9.69   621,556      11.25

Roger H. Moore                             --         --              --       --               --          --        --         --

Daniel E. Weiss                            --         --              --       --               --          --        --         --

Raymond E. Donnelly                     5,739          *              20        *           13,953           *     7,739          *

David Nicol                               971          *              --       --              971           *       971          *

Bruce E. Johnson                        2,381          *               7        *            5,328           *     3,081          *
                                   ----------    -------           -----  -------       ----------    --------   -------    -------
Executive Officers and
Directors as a Group                1,175,593      22.349            996    37.77        1,601,627       24.98 1,275,193      23.08
                                    =========     =======           ====   ======        =========     ======= =========     ======

*    Less than 1%

(1) Assumes conversion into shares of USTN Common Stock of all shares of each series of USTN Preferred Stock, and the USTN Debentures and accrued interest thereon as of December 31, 1996 (assuming such interest is deemed principal by the holders of such USTN Debentures).

(2) Represents total number of votes and percentage of votes held. Holders of USTN Series A Preferred Stock are entitled to 100 votes per share.

(3) As an executive officer of Canby, Mr. Cole may be deemed the beneficial owner of the 20,131 shares of USTN Common Stock owned by Canby.

(4) As an executive officer of Winnebago, Mr. Lien may be deemed the beneficial owner of the 18,818 shares of USTN Common Stock and 1 share of USTN Series A Preferred Stock owned by Winnebago.

(5) As a director and executive officer of CCI, Mr. Lumpkin may be deemed the beneficial owner of the 52,029 shares of USTN Common Stock and 523 shares of USTN Series A Preferred Stock owned by CCI.

(6) As an executive officer of CFW, Mr. Quarforth may be deemed the beneficial owner of the 104,000 shares of USTN Common Stock and 172 share of USTN Series A Preferred Stock owned by CFW.

(7) As a director and executive officer of LCC, Mr. Ross may be deemed the beneficial owner of the 208,930 shares of USTN Common Stock and 105 shares of USTN Series A Preferred Stock owned by LCC.

(8) As a director and executive officer of Aliant, Mr. Strand may be deemed the beneficial owner of the 136,954 shares of USTN Common Stock and 156 shares of USTN Series A Preferred Stock owned by Aliant.

(9) As an executive officer of TDS, Mr. Wilkinson may be deemed the beneficial owner of 621,556 shares of USTN Common Stock beneficially owned by TDS.

ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     ILLUMINET provides certain services to companies who have an officer or director on the board of directors of USTN Holdings, Inc., or to companies who own five percent (5%) or more of any class of USTN Holdings, Inc. stock. The services provided and the rates charged are the same as those provided to other customers. For the period February 23, 1996, the Merger date, to December 31, 1996, ILLUMINET received (1) $578,000 from CCI or its affiliates, of which Mr. Lumpkin is a director and executive officer; (2) $619,000 from Aliant or its affiliates, of which Mr. Strand is a director and executive officer; (3)
$279,000 from LCC, of which Mr. Ross is a director and executive officer; (4) $147,000 from CFW or its affiliates, of which Mr. Quarforth is an executive officer; (5) $96,000 from TDS, of which Mr. Wilkinson is an executive officer, and (6) $194,000 from Rock Hill Telephone Company.

For participation in certain data base services provided by ILLUMINET for the period February 23, 1996, the Merger date, to December 31,1996, ILLUMINET paid at rates that are the same as paid to other participants (1) $64,000 to Aliant or its affiliates, of which Mr. Strand is a director and executive officer and
(2) $129,000 to Pacific Telcom, Inc. Under the same participation arrangements, ILLUMINET paid TDS, of which Mr. Wilkinson is an executive officer, $72,000 and $71,000 for the years ended December 31, 1996 and 1995, respectively.

ITEM 13:   EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-B

           EXHIBIT        3.1  Certificate  of   Incorporation   of  U.S  Telnet
                          Holdings, Inc.

           EXHIBIT 3.2 Certificate of Amendment of Certificate of Incorporation of U.S. Telnet Holdings, Inc. dated September 21, 1995.

           EXHIBIT 3.3 Certificate of Amendment of Certificate of Incorporation of USTN Holdings, Inc. dated January 23, 1996.

           EXHIBIT 3.4 Bylaws of USTN Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 4.1 Specimen Common Stock Certificate of USTN Holdings, Inc.(Incorporated by reference to Exhibit
                          4.1 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 4.2 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No.33-97876.)

           EXHIBIT 4.3 Indenture, dated August 15, 1991 between Independent Telecommunications Network, Inc. and United Missouri Bank, N.A., as trustee and form of 7.5% Convertible Redeemable Subordinated Debentures due August 15,
                          2001 (Incorporated by reference to Exhibit 4.3 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 4.3 First Supplement to Indenture between Independent Telecommunications Network, Inc. and USTN Holdings, Inc. and USTN Services, Inc. and UMB Bank, N.A., Trustee, dated February 12, 1996. Supplemental to Indenture dated August 15, 1991.

           EXHIBIT 4.4 Second Supplement to Indenture between USTN Holdings, Inc. and USTN Services, Inc. and UMB Bank, N.A. , Trustee, dated June 24, 1996. Supplemental to Indenture dated August 15, 1991.

           EXHIBIT 4.5 Certificate of Designation of USTN Holdings, Inc. Series A Convertible Preferred Stock.

           EXHIBIT 10.1   Office  Building  Lease  dated June 25, 1993 by
                          and between The Travelers  Insurance  Company and
                          Independent Telecommunications   Network,   Inc.
                          (Incorporated by reference to Exhibit 10.1 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 10.2   ILLUMINET 1996 Executive Long-Term Bonus Plan

           EXHIBIT 10.3   ILLUMINET 1996 Executive Short-Term Bonus Plan

           EXHIBIT 10.4 Employment Agreement by and between Independent Telecommunications, Inc. and Bruce Johnson (Incorporated by reference to Exhibit 10.5 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 10.5 Employment Agreement by and between Independent Telecommunications, Inc. and David J. Nicol (Incorporated by reference to Exhibit 10.7 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 10.6 Employment Agreement by and between Independent Telecommunications, Inc. and Raymond E. Donnelly (Incorporated by reference to Exhibit 10.8 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 10.7 Employment Agreement by and between U.S. Intelco Networks, Inc. and Kingsley W. Hill (Incorporated by reference to Exhibit 10.10 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 10.8 Independent Telecommunications Network, Inc. 1995 Long-Term Bonus Plan (Incorporated by reference to
                          Exhibit 10.13 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 10.9 Independent Telecommunications Network, Inc. 1995 Short-Term Bonus Plan (Incorporated by reference to
                          Exhibit 10.14 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 10.10 Form of Severance Agreement and General Release by and between U.S. Intelco Holdings, Inc. and Robert D. Cook (Incorporated by reference to Exhibit 10.15 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 10.11 Form of Letter Agreement of Employment by and among Independent Telecommunications Network, Inc., U.S. Intelco Holdings, Inc. and Roger H. Moore regarding Mr. Moore's employment as President and Chief Executive Officer of USTN Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876.)

           EXHIBIT 11     COMPUTATION OF EARNINGS PER SHARE

           EXHIBIT 16     LETTER ON CHANGE OF CERTIFYING ACCOUNTANT

           EXHIBIT 21     LIST OF SUBSIDIARIES AS OF DECEMBER 31, 1996

           EXHIBIT 27     FINANCIAL DATA SCHEDULE

           (b)  REPORTS ON FORM 8-K..................................NONE

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 USTN HOLDINGS, INC.


                                 By:  /s/ Roger H. Moore
                                     ------------------------------
                                        Roger H. Moore
                                        President and Chief Executive
                                        Officer
                                 Date:  March 26, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE/TITLE          DATE


By: /s/ Roger H. Moore
---------------------------   March 26, 1997
Roger H. Moore,
President and Chief
Executive Officer
(Principal Executive
Officer)


By: /s/ Daniel E. Weiss
---------------------------   March 14, 1997
Daniel E. Weiss,
Vice President - Finance
(Principal Financial Officer
and Accounting Officer)


By: /s/ Richard A. Lumpkin
---------------------------   March 20, 1997
Richard A. Lumpkin,
Chairman of the Board


By: /s/ Gregory J. Wilkinson
----------------------------- March 17, 1997
Gregory J. Wilkinson,
Vice Chairman of the Board


By: /s/ Theodore D. Berns
----------------------------  March 20, 1997
Theodore D. Berns,
Director


By:
----------------------------  March ___, 1997
Eugene L. Cole,
Director


By: /s/ Aubrey E. Judy
---------------------------   March 17, 1997
Aubrey E. Judy,
Director


By: /s/ Kenneth L. Lein
---------------------------   March 19, 1997
Kenneth L. Lein,
Director


By: /s/ James S. Quarforth
---------------------------   March 17, 1997
James S. Quarforth,
Director

By:
---------------------------   March ___, 1997
G. I. Ross,
Director


By: /s/ James W. Strand
---------------------------   March 17, 1997
James W. Strand,
Director


By: /s/ David C. Southwick
---------------------------   March 18, 1997
David C. Southwick,
Director

                                                                     EXHIBIT 3.1

                                                        STATE OF DELAWARE
                                                       SECRETARY OF STATE
                                                 DIVISION OF CORPORATIONS
                                                FILED 01:00 PM 08/02/1995
                                                      950174119 - 2530006

                    CERTIFICATE OF INCORPORATION
                                OF
                      U.S. TELNET HOLDINGS, INC.


     U.S. TELNET HOLDINGS, INC., a corporation organized and existing under the laws of the State of Delaware, hereby certifies as follows:

     FIRST:  The name of the corporation is U.S. TELNET HOLDINGS, INC.

     SECOND: The address of the registered office of the corporation (the "Corporation") in the State of Delaware is 32 Loockerman Square, Suite L100, Dover, County of Kent, Delaware 19904. The name of its registered agent at such address is The Prentice-Hall Corporation System, Inc.

     THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware.

     FOURTH: The total number of shares of stock which the Corporation shall have authority to issue is Forty-Five Million (45,000,000) shares of stock, of which Fifteen Million (15,000,000) shares shall be Preferred Stock, par value $.01 per share ("Preferred Stock"), and Thirty Million (30,000,000) shares shall be Common Stock, par value $.01 per share ("Common Stock").

     No holder of stock of the Corporation shall be entitled as such to any preemptive right to subscribe for, purchase or receive (i) any shares of stock of the Corporation at any time held in its treasury, or (ii) unissued shares of stock of the Corporation, whether authorized at present or hereafter authorized, or (iii) any issue of notes, bonds or debentures, whether or not, convertible into any class of stock of the Corporation, or (iv) any issue of warrants, options or rights to subscribe for shares of any class of stock of the Corporation.

     The powers, designations, preferences, qualifications, limitations, and relative rights of the shares of each class are as follows:

Subdivision A. Preferred Stock.

     The Preferred Stock shall be issued from time to time in one or more series with such distinctive serial designations and (a) may have such voting powers, full or limited, or may be without voting powers, (b) may be subject to redemption at such time or times and at such prices, (c) may be entitled to receive dividends (which may be cumulative or noncumulative) at such rate or rates, on such conditions, and at such times and payable in preference to, or in such relation to, the dividends payable on any other class or classes of series of stock, (d) may have such rights upon the dissolution of, or upon any of the assets of, the Corporation, (e) may be made convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of stock of the Corporation, at such price or prices or at such rates of exchange, and with such adjustments, and (f) shall have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions, all as shall hereafter be stated and expressed in the resolution or resolutions providing for the issue of such Preferred Stock from time to time adopted by the Board of Directors of the Corporation pursuant to authority to do so which is hereby vested in the Board.

Subdivision B. Common Stock.

     1. Dividends and Liquidation. Subject to those rights expressly granted to the holders of Preferred Stock, the holders of Common Stock shall have (a) the right to receive dividends, when and as declared by the Board of Directors of the Corporation out of the assets of the Corporation available for the payment of dividends under the laws of the State of Delaware, and (b) upon any liquidation (complete or partial), dissolution or winding up of the Corporation, whether voluntary or involuntary, the right to receive ratably all assets of the Corporation remaining after the payment to the holders of Preferred Stock of any amount which such holders are entitled to receive in preference to the holders of Common Stock upon such liquidation, dissolution or winding up of the Corporation, as provided in any Certificate of Designations, Powers, Preferences and Rights of the Preferred Stock adopted by the Board of Directors, and subject to any right the Preferred Stock may have to participate in the distribution of such assets as provided in any Certificate of Designations, Powers, Preferences and Rights of the Preferred Stock.

     2. Voting. Each share of Common Stock shall entitle the holder thereof to one vote, in person or by proxy, at any and all meetings of the stockholders of the Corporation, on all propositions before such meetings.

     FIFTH:  The name and address of the Incorporator is as follows:

               Name                    Address
           ---------------         ---------------------
          Michael B. Fischer       Rudnick & Wolfe
                                   203 N. LaSalle St., Suite 1800
                                   Chicago, Illinois 60601

     SIXTH: The number of directors of the Corporation which shall constitute the entire Board shall initially be sixteen (16), but such number may be changed from time to time to a number not less than five (5) nor more than sixteen (16) by resolution adopted by a majority of the entire Board; provided, however, that the number of directors constituting the entire Board shall not be decreased by the Board of Directors below the number then in office unless such decrease shall become effective at any annual meeting of stockholders to the extent terms of office are then expiring. As used in this Article SIXTH, "entire Board" means the total number of directors which the Corporation would have if there were no vacancies. Any director or directors may be removed from office only for cause and only by the vote of eighty percent(80%) of the voting power of all the shares of capital stock of the Corporation then entitled to vote generally in the election of directors, voting together as a single class. Any vacancy on the Board of Directors that results for any reason, including an increase in the number of directors, may be filled by the affirmative vote of a majority of the directors then in office.

     SEVENTH: Any of the following actions must be approved by the holders of two-thirds of the outstanding shares of stock entitled to vote thereon:

          (a) a plan of merger in which the Corporation merges into another corporation or in which one or more corporations (other than solvent corporations at least 90% of the outstanding share of each class of which are owned by the Corporation) merge into the Corporation, or a plan of consolidation with one or more corporations or a plan of mandatory share exchange with another corporation;

          (b) a sale, lease, exchange or other disposition of all, or substantially all, of the Corporation's property and assets, with or without goodwill, if not made in the usual and regular course of the Corporation's business; and

          (c)  the voluntary dissolution of the Corporation.

     EIGHTH: The following provisions are inserted for management of the business and conduct of the affairs of the Corporation and to define and regulate the powers of the Corporation, the directors and the stockholders:

          (a) Election of directors need not be by written ballot unless the by-laws so provide.

          (b) The Board of Directors of the Corporation shall have power without the assent or vote of the stockholders to make, alter, amend, change, add to or repeal the by-laws of the corporation; to fix and vary the amount of capital stock or cash to be reserved for any proper purpose; to authorize and cause to be executed mortgages and liens upon all or any part of the property of the Corporation; to determine the use and disposition of any surplus or net profits; and to fix the times for the declaration and payment of dividends.

          (c) The directors in their discretion may submit any contract or act for approval or ratification at any annual meeting of the stockholders or at any meeting of the stockholders called for the purpose of considering any such act or contract, and any contract or act that shall be approved or be ratified by the vote of the holders of a majority of the stock of the Corporation which is represented in person or by proxy at such meeting and entitled to vote there at (provided that a lawful quorum of stockholders be there represented in person or by proxy) shall be as valid and as binding upon the Corporation and upon all the stockholders as though it had been approved or ratified by every stockholder of the Corporation, whether or not the contract or act would otherwise be open to legal attack because of directors' interest, or for any other reason.

          (d) In addition to the powers and authorities hereinbefore or by statute expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the Corporation; subject, nevertheless, to the provisions of the statutes of Delaware, of this Certificate and to any by-laws from time to time made by the stockholders; provided however, that no by-laws so made shall invalidate any prior act of the directors which would have been valid if such by-law had not been made.

     NINTH: The Corporation shall to the full extent provided by Section 145 of the Delaware General Corporation Law, as amended from time to time, indemnify all persons whom it may indemnify pursuant thereto.

     TENTH: Whenever a compromise or arrangement is proposed between the Corporation and its creditors or any class of them and/or between the Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of the Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for the Corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for the Corporation under the Provisions of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, to be summoned in such manner as the court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of the Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of the Corporation, as the case may be, and also on the Corporation.

     ELEVENTH: The Corporation reserves the right to amend, alter, change or repeal any of the provisions contained in its certificate of incorporation in the manner now or hereafter prescribed by statute, and all rights conferred on officers, directors and stockholders herein are granted subject to this reservation; provided, that the affirmative vote of the holders of record of outstanding shares representing at least two-thirds (2/3rds) of the voting power of all of the shares of capital stock of the Corporation then entitled to vote generally, voting together as a single class, shall be required to amend, alter, change or repeal any provision of, or to adopt any provision or provisions inconsistent with Articles SIXTH and SEVENTH of this Certificate of Incorporation.

     TWELFTH: No director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty by such director as a director; provided, however, that this Article TWELFTH shall not eliminate or limit the liability of a director to the extent provided by applicable law (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,
(iii) under Section 174 of the General Corporation Law of the State of Delaware, or (iv) for any transaction from which the director derives an improper personal benefit. No amendment to or repeal of this Article TWELFTH shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director and occurring prior to such amendment or repeal. If the Delaware General Corporation Law is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal.


DATED: August 2, 1995.


/s/  Michael B. Fischer

                                                                     EXHIBIT 3.2
                                                               STATE OF DELAWARE
                                                              SECRETARY OF STATE
                                                     DIVISION OF CORPORATIONS
                                                    FILED 09:00 AM 01/29/1996
                                                          960026950 - 2530006
                            CERTIFICATE OF AMENDMENT

                                       OF

                          CERTIFICATE OF INCORPORATION

                                       OF
                           U.S. TELNET HOLDINGS, INC.

                 Pursuant to Section 241 of the General
                Corporation Law of the State of Delaware


     THE UNDERSIGNED, being the Chairman of the Board of Directors of U.S.

TELNET HOLDINGS, INC., A Delaware corporation, does hereby certify as follows:

     FIRST:  That the Certificate of Incorporation has been amended by striking out Article FIRST as it now exists and inserting in lieu thereof the following:

     FIRST:  The name of the corporation is USTN HOLDINGS, INC.

     SECOND:  That the corporation has not received any payment for any of its stock and that this amendment has been duly adopted in accordance with the provisions of Section 241 of the General Corporation Law of the State of

Delaware by resolutions of the board of directors.

     IN WITNESS WHEREOF, I have hereunto set my hand this 21st day of

September, 1995.

                               /s/ Michael B. Fischer
                               ----------------------------------------
                               Assistant Secretary

                                                                     EXHIBIT 3.3

                                                        STATE OF DELAWARE
                                                       SECRETARY OF STATE
                                                 DIVISION OF CORPORATIONS
                                                FILED 09:00 AM 01/29/1996
                                                      960026950 - 2530006
                        CERTIFICATE OF AMENDMENT
                                       OF
                      CERTIFICATE OF INCORPORATION
                                       OF
                               USTN HOLDINGS, INC.

                     Pursuant to Section 241 of the General
                   Corporation Law of the State of Delaware

     THE UNDERSIGNED, being the Chairman of the Board of Directors of USTN HOLDINGS, INC., a Delaware corporation, does hereby certify as follows:

     FIRST: That the Certificate of Incorporation has been amended by striking out the first paragraph of Article FOURTH as it now exists and inserting in lieu thereof the following:

          The total number of shares of stock which the Corporation shall have authority to issue is Twelve Million One Hundred Thousand (12,100,000) shares of stock, of which One Hundred Thousand (100,000) shares shall be Preferred Stock, par value $.01 per share ("Preferred Stock"), and Twelve Million (12,000,000) shares shall be Common Stock, par value $.01 per share ("Common Stock").

     SECOND: That the corporation has not received any payment for any of its stock and that this amendment has been duly adopted in accordance with the provisions of Section 241 of the General Corporation Law of the State of Delaware by resolutions of the board of directors.

     IN WITNESS WHEREOF, I have hereunto set my hand this 23rd day of January, 1996.


                               /s/ Greg Wilkinson
                              ------------------------------------------
                              Greg Wilkinson, Chairman of the Board

                                                                     EXHIBIT 4.3
==============================================================================



                           ----------------------


                          FIRST SUPPLEMENTAL INDENTURE


                           ----------------------

                INDEPENDENT TELECOMMUNICATIONS NETWORK, INC.

                                       AND

                               USTN HOLDINGS, INC.

                                       AND

                               USTN SERVICES, INC.

                                       AND

                             UMB BANK, N.A., TRUSTEE



                          Dated as of February 12, 1996


                           --------------------------

                            SUPPLEMENTAL TO INDENTURE

                              DATED AUGUST 15, 1991

==============================================================================

    FIRST SUPPLEMENTAL INDENTURE, dated as of February 12, 1996 (the "Supplemental Indenture"), between INDEPENDENT TELECOMMUNICATIONS NETWORK, INC., a Delaware corporation (the "Company"), USTN HOLDINGS, INC. (f/k/a U.S. TelNet Holdings, Inc.), a Delaware corporation ("Holdings"), USTN SERVICES, INC. (f/k/a U.S. TelNet Services, Inc.), a Delaware corporation ("Services"), and UMB BANK, N.A. (f/k/a United Missouri Bank, N.A.), as Trustee (the "Trustee"), to an Indenture dated as of August 15, 1991 (the "Indenture"), between the Company and the Trustee.

     WHEREAS, the Company has heretofore executed and delivered the Indenture to the Trustee for the authentication, delivery and administration of the Company's $13,248,000 principal amount 7.5% convertible redeemable subordinated debentures due August 15, 2001 (the "Securities") issued pursuant to the Indenture; and
     WHEREAS, Section 5.1 of the Indenture provides in part that the corporation surviving any merger to which the Company is a party (if such surviving corporation is not the Company) shall enter into a supplemental indenture assuming the obligations of the Company under the Indenture (except for obligations as to conversion of the Securities if a supplemental indenture is entered into pursuant to Section 10.9 of the Indenture); and

     WHEREAS, Section 10.9 of the Indenture provides, among other things, that if the Company is a party to a merger which reclassifies or changes its outstanding common stock, upon consummation of the transaction the Securities shall automatically become convertible into the kind and amount of securities, cash or other assets which the Holder (as defined in the Indenture) of a Security would have owned immediately after the merger if the Holder had converted the Security immediately before the effective date of the merger; and

     WHEREAS, Section 10.9 of the Indenture also provides that concurrently with the consummation of the merger, the person obligated to issue securities or deliver cash or other assets upon conversion of the Securities shall enter into a supplemental indenture so providing and further providing for adjustments which shall be as nearly equivalent as may be practical to the adjustments provided for in Article 10 of the Indenture; and

     WHEREAS, the Company, on August 3, 1995, entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, U.S. Intelco Holdings, Inc., a Washington corporation ("USIH"), Holdings and Services, under which the Company and USIH shall be merged with and into Services (the "Merger"); and

     WHEREAS, the Company, the Trustee, Holdings and Services desire to execute this Supplemental Indenture for the purpose of complying with the provisions of Sections 5.1 and 10.9 of the Indenture and the Company has requested and does hereby request the Trustee to join with the Company, Holdings and Services in the execution and delivery of this Supplemental Indenture; and

     WHEREAS, all acts and things necessary to make this Supplemental Indenture, when duly executed and delivered, a valid, binding and legal instrument in accordance with its terms and for the purposes herein expressed, have been done and performed by the parties hereto; and the execution and delivery of this Supplemental Indenture have been in all respects duly authorized by said parties;

     NOW, THEREFORE, in consideration of the premises and other consideration, the receipt of which is hereby acknowledged, the Company, the Trustee, Holdings and Services mutually covenant and agree, for the equal and proportionate benefit of the respective Holders from time to time of the Securities, as follows:


                                    ARTICLE I

                                   DEFINITIONS

     The use of the  terms and  expressions  herein  is in  accordance  with the
definitions,   uses  and  constructions  contained  in  the  Indenture  and  the
Securities.

                                   ARTICLE II

                  ASSUMPTION OF RIGHTS AND OBLIGATIONS

     At the Effective Time of the Merger (as defined in the Merger Agreement) and pursuant to this Supplemental Indenture and the Merger Agreement: (a) Services shall assume the rights and obligations of the Company as set forth in the Indenture except for obligations of the Company as to conversion of the Securities and (b) Holdings shall assume the rights and obligations of the Company as to conversion of the Securities. From and after the Effective Time, all references in the Indenture to (i) "Securities" shall mean Holdings Securities (as defined below), (ii) the "Company" shall mean Services, (iii) "Common Stock" shall mean Holdings Common Stock (as defined below) and (iv) "Series A Convertible Preferred Stock" shall mean Holdings Series A Preferred Stock as it exists as of the Effective Time or as it may be constituted from time to time.

                             ARTICLE III

                             CONVERSION

     Pursuant to the terms and conditions of the Merger Agreement, each Security outstanding as of the Effective Time that is not converted into Holdings Common Stock at the election of the Holder thereof will be automatically converted into a 7.5% convertible redeemable subordinated debenture due August 15, 2001 of Holdings (a "Holdings Security") with the same rights and obligations as set forth for Securities in the Indenture, except that Section 10.1 of the Indenture is amended and restated in its entirety as follows:

          SECTION 10.1 CONVERSION PRIVILEGE. A Holdings Security may be converted by the Holder thereof into ninety (90) shares of Holdings Common Stock for each One Thousand Dollars ($1,000) in principal amount of such Holdings Security at any time during the period set forth in paragraph 8 of the Holdings Securities.

          "HOLDINGS COMMON STOCK" means Common Stock of Holdings as it exists as of the Effective Time or as it may be constituted from time to time.

                                   ARTICLE IV

                                   THE TRUSTEE

     The Trustee shall not be responsible in any manner whatsoever for, or in respect of, the validity or sufficiency of this Supplemental Indenture or the due execution hereof by the Company and Holdings, or for, or in respect of, the recitals and statements contained herein, all of which recitals and statements are made solely by the Company and Holdings.

     No duties, responsibilities or liabilities are assumed, or shall be construed to be assumed, by the Trustee by reason of this Supplemental Indenture other than as set forth in the Indenture; and this Supplemental Indenture is executed and accepted on behalf of the Trustee, subject to all the terms and conditions set forth in the Indenture, as fully to all intents as if this Supplemental Indenture were a part of and set forth in the Indenture.

                                    ARTICLE V

                            MISCELLANEOUS PROVISIONS

          SECTION 5.1 EXECUTION OF SUPPLEMENTAL INDENTURE. Except insofar as herein expressly provided, all the provisions, definitions, terms and conditions of the Indenture, as supplemented and amended, shall be deemed to be incorporated in, and made a part of, this Supplemental Indenture; and the Indenture as supplemented and amended by this Supplemental Indenture is in all respects ratified and confirmed; and the Indenture, as supplemented and amended by this Supplemental Indenture shall be read, taken and construed as one and the same instrument.

          SECTION 5.2 CONFLICT WITH TRUST INDENTURE ACT. If any provision of this Supplemental Indenture limits, qualifies or conflicts with another provision which is required to be included in this Supplemental Indenture by any of the provisions of the Trust Indenture Act, as amended from time to time, the required provision shall control.

          SECTION 5.3 BENEFITS OF SUPPLEMENTAL INDENTURE. Nothing in this Supplemental Indenture is intended, or shall be construed, to give to any person or corporation, other than the parties hereto and the Securityholders, any legal or equitable right, remedy or claim under or in respect of this Supplemental Indenture, or under any covenant, condition or provision herein contained, all the covenants, conditions and provisions of this Supplemental Indenture being intended to be, and being, for the sole and exclusive benefit of the parties hereto and of the Securityholders.

          SECTION 5.4 SUCCESSORS AND ASSIGNS. All covenants, stipulations and agreements in this Supplemental Indenture contained by or on behalf of Holdings shall bind and (subject to the provisions of the Indenture, as supplemented and amended from time to time) inure to the benefit of its successors and assigns, whether so expressed or not.

          SECTION 5.5 SEPARABILITY CLAUSE. In case any provision in this Supplemental Indenture or in the Holdings Securities shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

          SECTION 5.6 EFFECT OF HEADINGS. The headings of the several Articles of this Supplemental Indenture and the Sections thereof are inserted for convenience of reference, and shall not be deemed to be a part hereof.

          SECTION 5.7 EXECUTION AND COUNTERPARTS. This Supplemental Indenture may be executed in any number of counterparts, and each of such counterparts when so executed shall be deemed to be an original; but all such counterparts shall together constitute but one and the same instrument.

          SECTION 5.8 GOVERNING LAW. The internal laws of the state of Missouri shall govern this Supplemental Indenture and the Holdings Securities.

     IN WITNESS WHEREOF, the Company and Holdings have each caused this Supplemental Indenture to be executed by its Chairman of the Board or its President or one of its Vice Presidents and its corporate seal to be hereunto affixed, duly attested by its Secretary or one of its Assistant Secretaries, and UMB Bank, N.A., as Trustee as aforesaid, has caused the same to be executed by its President or one of its Vice Presidents and its corporate seal to be hereunto affixed, duly attested by its Secretary or one of its Assistant Secretaries, as of the day and year first above written.

                            INDEPENDENT TELECOMMUNICATIONS NETWORK, INC.

(Corporate Seal)
                                       /s/ Richard A. Lumpkin
                                 By: _______________________________________
                                     Name:  Richard A. Lumpkin
                                     Title:  Chairman
ATTEST:


/s/ Richard D. Ares
--------------------------
Name:   Richard D. Ares
Title:  Secretary


                                  USTN HOLDINGS, INC.

(Corporate Seal)
                                        /s/ Gregory J. Wilkinson
                                  By: _____________________________________
                                      Name:  Gregory J. Wilkinson
                                      Title: Treasurer
ATTEST:

/s/ Theodore D. Berns
-----------------------
Name:  Theodore D. Berns
Title:  Secretary



                                   USTN SERVICES, INC.

(Corporate Seal)
                                         /s/ Gregory J. Wilkinson
                                   By: _____________________________________
                                       Name:  Gregory J. Wilkinson
                                       Title: Treasurer
ATTEST:

/s/ Theodore D. Berns
-------------------------
Name:  Theodore D. Berns
Title:  Secretary

                                   UMB BANK, N.A., as Trustee

(Corporate Seal)
                                        /s/ Frank Bramwell
                                   By:___________________________________
                                      Name:  Frank Bramwell
                                      Title: Vice President
ATTEST:

/s/ R. William Bloemicer
-------------------------
Name:  William Bloemicer
Title:  Assistant Secretary



STATE OF WASHINGTON    )
                       )  ss.
COUNTY OF THURSTON     )


     On this 12th day of February, 1996, before me appeared Richard A. Lumpkin, to me personally known, who, being by me duly sworn, did say that he is Chairman of Independent Telecommunications Network, Inc., a corporation described in and which executed the foregoing instrument, and that the seal affixed to the foregoing instrument is the corporate seal of said corporation, and that said instrument was signed and sealed on behalf of said corporation by authority of its board of directors, and said Richard A. Lumpkin acknowledged said instrument to be the free act and deed of said corporation.

                                            /s/ Cathy A. Mack
(Notarial Seal)                         ____________________________________
                                        Notary Public

My Commission Expires:

04/10/96
--------------------------

STATE OF KANSAS        )
                       )  ss.
COUNTY OF COOK         )


     On this 12th day of February, 1996, before me appeared Gregory J. Wilkinson, to me personally known, who, being by me duly sworn, did say that he is Treasurer of USTN Holdings, Inc., a corporation described in and which executed the foregoing instrument, and that the seal affixed to the foregoing instrument is the corporate seal of said corporation, and that said instrument was signed and sealed on behalf of said corporation by authority of its board of directors, and said Gregory J. Wilkinson acknowledged said instrument to be the free act and deed of said corporation.

                                    /s/ Lisa Allers
(Notarial Seal)                   _____________________________________
                                  Notary Public

My Commission Expires:

09/29/97
------------------------

STATE OF KANSAS        )
                       )  ss.
COUNTY OF COOK         )

     On this 12th day of February, 1996, before me appeared Gregory J. Wilkinson, to me personally known, who, being by me duly sworn, did say that he is Treasurer of USTN Services, Inc., a corporation described in and which executed the foregoing instrument, and that the seal affixed to the foregoing instrument is the corporate seal of said corporation, and that said instrument was signed and sealed on behalf of said corporation by authority of its board of directors, and said Gregory J. Wilkinson acknowledged said instrument to be the free act and deed of said corporation.

                                       /s/ Lisa Allers
(Notarial Seal)                    _______________________________________
                                  Notary Public

My Commission Expires:

09/29/97
------------------------


STATE OF MISSOURI  )
                   )  ss.
COUNTY OF JACKSON  )


     On this 12th day of February, 1996, before me appeared Frank Bramwell, to me personally known, who, being by me duly sworn, did say that he is Vice President of UMB Bank, N.A., a national banking association described in and which executed the foregoing instrument, and that the seal affixed to the foregoing instrument is the association seal of said national banking association, and that said instrument was signed and sealed on behalf of said UMB, N.A. by authority of its board of directors, and said Frank C.Bramwell acknowledged said instrument to be the free act and deed of said Frank C. Bramwell.

                                       /s/ Linda Wilson
(Notarial Seal)                      _______________________________________
                                     Notary Public


My Commission Expires:

07/12/96
--------------------------

                                                                     EXHIBIT 4.4
==============================================================================



                            ---------------------


                          SECOND SUPPLEMENTAL INDENTURE


                            ---------------------

                               USTN HOLDINGS, INC.

                                       AND

                               USTN SERVICES, INC.

                                       AND

                             UMB BANK, N.A., TRUSTEE


                            Dated as of June 24, 1996


                            -----------------------


                            SUPPLEMENTAL TO INDENTURE

                              DATED AUGUST 15, 1991

=============================================================================

     SECOND SUPPLEMENTAL INDENTURE, dated as of June 24, 1996 (the "Supplemental Indenture"), between USTN HOLDINGS, INC., a Delaware corporation ("Holdings"), USTN SERVICES, INC., a Delaware corporation ("Services"), and UMB BANK, N.A. (f/k/a United Missouri Bank, N.A.), as Trustee (the "Trustee"), to an Indenture dated as of August 15, 1991, between Independent Telecommunications Network, Inc. and the Trustee.

     WHEREAS, Section 2.6 of the Indenture provides that the Securities may only be sold or otherwise transferred together with the shares of Series A Convertible Preferred Stock (the "Series A Stock") issued as a unit with the Securities; and

     WHEREAS, the Trustee, Holdings and Services desire to permit holders of the Securities to transfer the Securities without the Series A Stock issued as a unit with such Securities when the separation of the Securities from the Series A Stock resulted from an involuntary event; and

     WHEREAS, Section 2.6 of the Indenture does not adequately address the situation when the occurrence of an involuntary event results in the separation of the Securities from the Series A Stock; and

     WHEREAS, Section 9.1 of the Indenture permits an amendment of the Indenture without the consent of any Securityholder to cure any ambiguity, defect or inconsistency in the Indenture; and

     WHEREAS, all acts and things necessary to make this Supplemental Indenture, when duly executed and delivered, a valid, binding and legal instrument in accordance with its terms and for the purposes herein expressed, have been done and performed by the parties hereto; and the execution and delivery of this Supplemental Indenture have been in all respects duly authorized by said parties;

     NOW, THEREFORE, in consideration of the premises and other consideration, the receipt of which is hereby acknowledged, the Trustee, Holdings and Services mutually covenant and agree, for the equal and proportionate benefit of the respective Holders from time to time of the Securities, as follows:

                                  ARTICLE I

                                 DEFINITIONS

     The third paragraph of Section 2.6 of the Indenture is hereby deleted and replaced in its entirety with the following language:

     "The Securities may only be sold or otherwise transferred as a unit with the Series A Stock issued as a unit with the Securities; PROVIDED, HOWEVER, that, if Securities held by a Securityholder are separated from the Series A
Stock due to the redemption of the Series A Stock by the Company, the cancellation of Series A Stock by operation of law or the occurrence of any event that is involuntary on the part of the Securityholder (as determined by Holdings and Services in their discretion), then such Securityholder (and any transferee of the Securities) shall be permitted to transfer such Securities without the Series A Stock issued as a unit with such Securities upon written notice to the Trustee, Holdings and Services." Prior to the authentication of any Security, the Company and Holdings shall provide the Trustee with written certification of the transferability of such Security pursuant to this Section.

                                   ARTICLE II

                                   THE TRUSTEE

     The Trustee shall not be responsible in any manner whatsoever for, or in respect of, the validity or sufficiency of this Supplemental Indenture or the due execution hereof by Holdings or Services, or for, or in respect of, the recitals and statements contained herein, all of which recitals and statements are made solely by Holdings and Services.

     No duties, responsibilities or liabilities are assumed, or shall be construed to be assumed, by the Trustee by reason of this Supplemental Indenture other than as set forth in the Indenture; and this Supplemental Indenture is executed and accepted on behalf of the Trustee, subject to all the terms and conditions set forth in the Indenture, as fully to all intents as if this Supplemental Indenture were a part of and set forth in the Indenture.

                              ARTICLE III

                       MISCELLANEOUS PROVISIONS


     SECTION 3.1 EXECUTION OF SUPPLEMENTAL INDENTURE. Except insofar as herein expressly provided, all the provisions, definitions, terms and conditions of the Indenture, as supplemented and amended, shall be deemed to be incorporated in, and made a part of, this Supplemental Indenture; and the Indenture as supplemented and amended by this Supplemental Indenture is in all respects ratified and confirmed; and the Indenture, as supplemented and amended by this Supplemental Indenture shall be read, taken and construed as one and the same instrument.

     SECTION 3.2 CONFLICT WITH TRUST INDENTURE ACT. If any provision of this Supplemental Indenture limits, qualifies or conflicts with another provision which is required to be included in this Supplemental Indenture by any of the provisions of the Trust Indenture Act, as amended from time to time, the required provision shall control.

      SECTION 3.3 BENEFITS OF SUPPLEMENTAL INDENTURE. Nothing in this Supplemental Indenture is intended, or shall be construed, to give to any person or corporation, other than the parties hereto and the Securityholders, any legal or equitable right, remedy or claim under or in respect of this Supplemental Indenture, or under any covenant, condition or provision herein contained, all the covenants, conditions and provisions of this Supplemental Indenture being intended to be, and being, for the sole and exclusive benefit of the parties hereto and of the Securityholders.

     SECTION 3.4 SUCCESSORS AND ASSIGNS. All covenants, stipulations and agreements in this Supplemental Indenture contained by or on behalf of Holdings or Services shall bind and (subject to the provisions of the Indenture, as supplemented and amended from time to time) inure to the benefit of its successors and assigns, whether so expressed or not.

    SECTION 3.5 SEPARABILITY CLAUSE. In case any provision in this Supplemental Indenture shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

     SECTION 3.6 EFFECT OF  HEADINGS.  The  headings of the several  Articles of
this   Supplemental   Indenture  and  the  Sections  thereof  are  inserted  for convenience of reference, and shall not be deemed to be a part hereof.

     SECTION 3.7 EXECUTION AND COUNTERPARTS. This Supplemental Indenture may be executed in any number of counterparts, and each of such counterparts when so executed shall be deemed to be an original; but all such counterparts shall together constitute but one and the same instrument.

     SECTION 3.8 GOVERNING LAW. The internal laws of the state of Missouri shall govern this Supplemental Indenture.

     IN WITNESS WHEREOF, Holdings and Services have each caused this Supplemental Indenture to be executed by its Chairman of the Board or its President or one of its Vice Presidents and its corporate seal to be hereunto affixed, duly attested by its Secretary or one of its Assistant Secretaries, and UMB Bank, N.A., as Trustee as aforesaid, has caused the same to be executed by its President or one of its Vice Presidents and its corporate seal to be hereunto affixed, duly attested by its Secretary or one of its Assistant Secretaries, as of the day and year first above written.

                                    USTN HOLDINGS, INC.

(Corporate Seal)
                                         /s/ Daniel E. Weiss
                                    By:_________________________________
                                       Name:  Daniel E. Weiss
                                       Title: Vice President - Finance and
                                              Secretary/Treasurer
ATTEST:

/s/ Cathy Mack
-------------------
Name:  Cathy Mack
Title:  Assistant Secretary



                                    USTN SERVICES, INC.

(Corporate Seal)
                                          /s/ Daniel E. Weiss
                                    By:__________________________________
                                       Name:  Daniel E. Weiss
                                       Title: Vice President - Finance and
                                              Secretary/Treasurer
ATTEST:

/s/ Cathy Mack
-------------------------
Name:  Cathy Mack
Title:  Assistant Secretary



                                    UMB BANK, N.A., as Trustee

(Corporate Seal)
                                         /s/ Frank C. Bramwell
                                    By:___________________________________
                                       Name:  Frank C. Bramwell
                                       Title: Vice President
ATTEST:

/s/ R. William Bloemicer
--------------------------
Name: R. William Bloemicer
Title:  Assistant Secretary

STATE OF WASHINGTON     )
                        )  ss.
COUNTY OF THURSTON      )


     On this 24th day of June, 1996, before me appeared Daniel E. Weiss, to me personally known, who, being by me duly sworn, did say that he is Vice President
- Finance of USTN Holdings, Inc., a corporation described in and which executed the foregoing instrument, and that the seal affixed to the foregoing instrument is the corporate seal of said corporation, and that said instrument was signed and sealed on behalf of said corporation by authority of its board of directors, and said Daniel E. Weiss acknowledged said instrument to be the free act and deed of said corporation.


                                    /s/ Cathy A. Mack
(Notarial Seal)                    _____________________________________
                                  Notary Public

My Commission Expires:

04/10/00
-------------------------



STATE OF WASHINGTON     )
                        )  ss.
COUNTY OF THURSTON      )


     On this 24th day of June, 1996, before me appeared Daniel E. Weiss, to me personally known, who, being by me duly sworn, did say that he is Vice President
- Finance of USTN Services, Inc., a corporation described in and which executed the foregoing instrument, and that the seal affixed to the foregoing instrument is the corporate seal of said corporation, and that said instrument was signed and sealed on behalf of said corporation by authority of its board of directors, and said Daniel E. Weiss acknowledged said instrument to be the free act and deed of said corporation.



                                       /s/ Cathy A. Mack
(Notarial Seal)                       _____________________________________
                                      Notary Public

My Commission Expires:

04/10/00
-------------------------

STATE OF MISSOURI  )
                   )  ss.
COUNTY OF JACKSON  )


     On this 19th day of June, 1996, before me appeared Frank C. Bramwell, to me personally known, who, being by me duly sworn, did say that he is Vice-President of UMB Bank, N.A., a National Banking Association described in and which executed the foregoing instrument, and that the seal affixed to the foregoing instrument is the association seal of said national banking association, and that said instrument was signed and sealed on behalf of said UMB Bank, N.A. by authority of its board of directors, and said Frank C. Bramwell acknowledged said instrument to be the free act and deed of said UMB Bank, N.A.

                                         /s/ Linda Wilson
(Notarial Seal)                         ____________________________________
                                        Notary Public


My Commission Expires:

07/12/00
-----------------------

                                                                     EXHIBIT 4.5
                                                        STATE OF DELAWARE
                                                       SECRETARY OF STATE
                                                 DIVISION OF CORPORATIONS
                                                FILED 09:00 AM 10/06/1995
                                                      950231014 - 2530006

                       CERTIFICATE OF DESIGNATION
                                   OF
                  SERIES A CONVERTIBLE PREFERRED STOCK
                             ($.01 PAR VALUE)
                                   OF
                            USTN HOLDINGS, INC.


Pursuant to Section 151 of the Delaware General Corporation Law

1.   DESIGNATION

     The designation of the series of Preferred Stock created by this Resolution shall be the Series A Convertible Preferred Stock (hereinafter called this "Series") and the number of shares constituting this Series is Four Thousand Four Hundred and Sixteen (4,416).

2.   DIVIDENDS

     Dividends shall be declared, set aside and paid on this Series only upon resolution of the Board of Directors of the Corporation; provided that no dividends may be declared, set aside or paid on this Series unless dividends are declared, set aside or paid simultaneously to holders of the common stock of the Corporation.


3.   LIQUIDATION PREFERENCE

     In the event of voluntary or involuntary liquidation, dissolution, or winding-up of the affairs of the Corporation, whether complete or partial, the holders of the shares of this Series shall be entitled to and shall receive total cash payments equal to One Thousand Dollars ($1,000.00) per share (the "Liquidation Preference Amount") out of the assets of the Corporation available for distribution to its stockholders, but before any payment or distribution is made to holders of the shares of the common stock or of any other series of preferred stock of the Corporation. If upon the occurrence of such event the assets and property to be distributed among the holders of this Series, shall be insufficient to permit the payment to such holders of this Series of the full Liquidation Preference Amount, then the entire remaining assets and property of the Corporation legally available for distribution shall be distributed ratably among the holders of this Series.

4.   VOTING RIGHTS

     The holders of shares of this Series shall be entitled to one hundred (100) votes per share with respect to all matters submitted to the Corporation's shareholders for decision and will be entitled to vote separately as a Series with respect to the approval of the sale, lease, exchange or other disposition of all or substantially all of the Corporation's property and assets, or the merger or consolidation of the Corporation with or into any other corporation or entity, if such approval is required by law.

5.   CONVERSION

    (a) Each share of this Series shall be convertible into 85.12 shares of the common stock, $.01 par value, of the Corporation (the "Conversion Amount"), at the option of the holder thereof at any time that the holder elects to convert the Corporation's 7.5% Convertible Subordinated Debenture due August 15, 2001 (the "Debenture") issued as a unit with such share.

    (b) Each share of this Series shall be convertible, at the option of the Corporation, into the Conversion Amount, at any time that the Debenture issued as a unit with such share is converted into shares of common stock, $.01 par value, of the Corporation.

    (c) In the event the corporation shall at any time subdivide the outstanding shares of common stock, or shall issue a stock dividend on its outstanding common stock, the Conversion Amount shall be proportionately increased, and in case the Corporation shall at any time combine the outstanding shares of common stock, the Conversion

         Amount in effect immediately prior to such combination shall be proportionately decreased, effective at the close of business on the date of such subdivision, dividend or combination, as the case may be. In the event the Corporation merges or otherwise reorganizes or consolidates with any other corporation or corporations, the holder of any share of this Series shall have the right to receive from any surviving corporation preferred stock with the same or substantially identical rights, privileges and preferences as the shares of this Series; provided, however, that an aggregate of two-thirds of the holders of this Series may elect not to receive such preferred stock from the surviving corporation, in which case no holders of this Series shall be entitled to receive such preferred stock.

    (d) The holder of any share of this Series may exercise the conversion rights as to such share by delivering to the Corporation during regular business hours, at the principal office of the Corporation, the certificate or certificates for the shares to be converted, duly endorsed for transfer to the Corporation (if required by the Corporation), and accompanied by written notice stating that the holder elects to convert such shares. Conversion shall be deemed to have been effective on the date when such delivery is made, and such date is referred to herein as the Conversion Date. As promptly as practicable thereafter, the Corporation shall issue and deliver to or upon the written order of such holder, at such office, a certificate or certificates for the number of shares of common stock to which such holder is entitled. The holder shall be deemed to have become a shareholder of common stock of record on the applicable Conversion bate unless the transfer books of the Corporation are closed on that date, in which event such holder shall be deemed to have become a shareholder of common stock of record on the next succeeding date on which the transfer books are open.

    (e) In the event the Corporation elects to exercise its right to convert any shares of this Series pursuant to paragraph (b) above, the Corporation shall notify the holder of such shares of the Corporation's election to convert and the number of shares to be converted. Upon receipt of such notice the holder shall deliver to the Corporation during regular business hours, at the principal office of the Corporation, their certificate or certificates for the shares to be converted, duly endorsed for transfer to the Corporation (if required by the Corporation). As promptly as practicable thereafter, the Corporation shall issue and deliver to such holder a certificate or certificates for the number of shares of common stock to which such holder is entitled. The shares of this Series shall he deemed converted as of the mailing of the notice of conversion, however, such holder shall not be deemed to have become a shareholder of common stock of record until his certificate or certificates for the shares to be converted have been delivered to the Corporation. The holder shall be deemed to have become a shareholder of common stock of record on such delivery date unless the transfer books of the Corporation are closed on that date; in which event such holder shall be deemed to have become a shareholder of common stock of record on the next succeeding date on which the transfer books are open.

    (f) The Corporation shall at all times reserve and keep available, out of its authorized but unissued common stock, solely for the purpose of effecting the conversion of the shares of this Series, the full number of shares of common stock deliverable upon the conversion of all shares of this series from time to time outstanding.

  (g) All shares of common stock which may be issued upon conversion of the shares of this Series will upon issuance by the Corporation be validly issued, fully paid and non-assessable and free from all taxes, liens and charges with respect to the issuance thereof.

6.    TRANSFER

      A holder may transfer shares of the Series only as a unit with the Debentures issued in connection with such shares.

     IN WITNESS WHEREOF, USTN Holdings, Inc. has caused this Certificate to be signed this 9th day of October, 1995.


                                   USTN HOLDINGS, INC.

                                   By: /s/ Michael B. Fischer
                                       ------------------------------------
                                   Its:  Asst. Secretary

                                                                    EXHIBIT 10.2

                          USTN HOLDINGS, INC.

                               ILLUMINET

                    1996 EXECUTIVE LONG-TERM BONUS PLAN



Preamble

     This Illuminet, Inc. Executive Long-Term Bonus Plan (the "Plan") is an unfunded bonus and deferred compensation arrangement for a select group of management or highly compensated personnel.

                                    ARTICLE I

                                   DEFINITIONS

     "Eligible Comp" means the base salary for the Participant as of the first day of the Performance Measurement Period.

     "Beneficiary" means the person or entity designated by a Participant on the most recently dated Beneficiary Designation Form signed by such Participant and delivered to the Committee.

     "Beneficiary Designation Form" means the form designated by the Committee from time to time as the document to be used by Participants to select a person or entity to receive any payments due such Participant in the event of such Participant's death prior to the date of such payment.

     "Board" means the Board of Directors of the Company.

     "Bonus" means the bonus  calculated  for a Participant  in accordance  with
Article II and paid in accordance with Article III.

     "Committee" means the Personnel Committee of the Board.

     "Company" means  Illuminet, Inc.,  a Delaware corporation.

     "Disability" means mental or physical disability (i) of at least six months which, in the determination of a physician selected by the Company, prevents a Participant from engaging in the principal duties of his employment or (ii) has qualified the individual for coverage under the Company's long-term disability insurance plan.

     "Fiscal year" or "year" (unless otherwise specified) means the fiscal year of the Company as now constituted or as it may be changed hereafter from time to time.

      "Participant" means an employee of the Company, or of a Subsidiary, designated by the Committee for participation in the benefits of the Plan, or a person who was such at the time of his/her retirement, death, disability or resignation and who retains, or whose Beneficiaries retain benefits under the Plan in accordance with its terms.

     "Performance Measurement Period" shall mean the fiscal year of the company as now constituted, beginning January 1 of each calendar year.

     "Performance Measurement Area" means the performance criteria by which Bonuses shall be determined.

     "Plan" means this Executive Long-Term Bonus Plan as it may be amended from time to time.

     "Retirement" means retirement at or after attaining age 60 or such earlier age as may be approved for a Participant by the Committee.

     "Stretch Point" means the maximum achievable value for which a Participant will be given credit for any quantifiable Performance Measurement Area.

     "Subsidiary" means an entity of which the Company owns, directly or indirectly, at least a majority of the voting securities or interests.

     "Target Point" means the projected achievable value for which a Participant will be given credit for any quantifiable Performance Measurement Area.

                                   ARTICLE II
                        DESIGNATION OF PARTICIPANTS AND
                         CALCULATION OF BONUS AMOUNTS

Section 2.01 Committee Designations.

     (a) The Committee shall meet before the beginning of each Performance Measurement Period and designate:

     (1)  The name of each Participant.

     (2) The Performance Measurement Areas either for the Plan as a whole or an individual Participant, in each case for the purpose of determining the amount of each Participant's Bonus for that Performance Measurement Period;

     (3)  The  percentage  of Base  Salary  to which the  Stretch  Point and the
          Target  Point  shall  be  applied  for  each   Participant   for  that
          Performance Measurement Period;

     (4) The Stretch Point and Target Point for the Plan as a whole or for an individual Participant for that Performance Measurement Period; and

     (5) The formula by which a Participant's Performance Measurement Areas shall be evaluated in determining what the total Bonus for each Participant shall be.

Section 2.02 Calculation of Bonus. The Committee shall determine which established performance criteria have been achieved by each Participant, whether a Participant has achieved the Stretch Point or Target Point for any criteria, and the calculation of the Bonus pursuant to the formula designated for each Participant. This will occur 90 days after the close of the Performance Measurement Period (fiscal year).

In no event will any bonus be earned or payable under this Plan unless the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) equals at least 80% of the Company's budgeted EBITDA for the Performance Measurement Period.

Section 2.03 Election. Each participant may make an irrevocable election for his/her Bonus for any Performance Measurement Period to be paid in Cash or Shares.

An annual valuation of the Company's shares will be conducted by the committee and all Plan Participants will be notified in writing of such valuation.
Participant's payment election will be required within 10 business days of receipt of the valuation notice.

If a Participant elects to have the Bonus paid in Shares, the number of Shares credited to a Participant's account pursuant to Article 111 shall be the amount of the Bonus divided by (i) the closing sale price of the Company's common stock on the first trading day of that Performance Measurement Period as reported by the NASDAQ Stock Market or, if the common stock is traded on a national securities exchange then as reported by that exchange or (ii) if the Shares are not publicly traded, the value per Share as determined by a market price valuation as of the beginning of the Performance Measurement Period performed by an independent third party approved by the Board or if no such valuation has been performed within the preceding 15-month period, then the value per Share shall be determined by the Board as of the beginning of the Performance Measurement Period. If no election is made, the Bonus will be paid in cash.

Section 2.04 Mid-Period Termination. In the event a Participant's employment terminates prior to the end of a Performance Measurement Period, other than in a manner resulting in a forfeiture under Section 3.06, such Participant's Bonus shall be calculated based on the results of the Bonus calculation for that Participant through such date of termination, extrapolated to a full Performance Measurement Period basis, and then prorated for the portion of the Performance Measurement Period prior to termination. Such prorated Bonus shall be paid in accordance with the terms of Section 3.01.

                                   ARTICLE III

                        PAYMENT OF BONUS AND FORFEITURES

Section 3.01 Payment Terms. At the end of each Performance Measurement Period, Bonuses shall be calculated and credited to a Participant's account, as described in Section 3.02. Bonuses will be paid no later than the 90th day after the date on which the Participant becomes vested under Section 3.05. Interest will begin to accrue from the close of the Performance Measurement Period of the Long Term Plan, at the actual rate, if any, earned on the company's cash account at it's primary financial institution.

Section 3.02 Participant Account. The Committee shall cause an account to be kept in the name of each Participant and each Beneficiary which shall reflect the dollar value of any Bonus payable to such Participant or Beneficiary under the Plan.

Section 3.03 Contingent Interest. Until and except to the extent that deferred benefits hereunder are distributed to or vested in the Participants or Beneficiaries from time to time in accordance with this Plan or orders of the Committee, the interest of each Participant and Beneficiary therein is contingent only and is subject to forfeiture as provided in Section 3.05. Title to and beneficial ownership of any assets, whether cash or investments, which the Company may set aside or earmark to meet its contingent or vested deferred obligations hereunder, shall at all times remain in the Company; no Participant or Beneficiary shall under any circumstances acquire any property interest in any specific assets of the Company; and no assets shall secure the Company's obligations hereunder.

Section 3.04 Beneficiaries. Each Participant shall have the right to designate Beneficiaries who are to succeed to his or her contingent right to receive future payments hereunder in the event of his or her death by delivery to the Committee of a Beneficiary Designation Form. In case of a failure of designation or the death of a designated Beneficiary without a designated successor, distribution shall be made to the Participant's estate.

Section 3.05 Cliff Vesting; Forfeiture.

     (a) A Participant shall vest in his or her Bonus payment two years after the end of the Performance Period.

     (b) The contingent right of a Participant or Beneficiary to receive future unvested payments hereunder shall be forfeited upon the occurrence of any one or more of the following events:

         (1) if the Participant is discharged for Cause (as defined in Section 3.05(e)) from employment by the Company or a Subsidiary; or

         (2) if the Participant shall voluntarily terminate employment with the Company.

     (c) Upon death, disability or termination from employment without Cause, all amounts in a Participant's account shall immediately vest and be non-forfeitable, and shall be paid within 90 days after such death, disability, or termination without cause.

     (d) The Committee may at any time and from time to time order all or any part of the value of the contingent right of a Participant or Beneficiary to receive future payments to be vested and no longer subject to forfeiture, and may order payment of the amounts so vested on dates specified in such orders, if it finds such action appropriate under the circumstances.

     (e)  "Cause" means any one of the following:

          (1) Indictment or conviction of a crime which in the sole and absolute discretion of the Board reflects adversely on the Company's public image; or

          (2) Failure to perform in a manner satisfactory to the Board the duties and responsibilities of the Participant's position; or

          (3) Any breach of the Participant's fiduciary duty to the Company deemed significant by the Board in its sole and absolute discretion; or

          (4) The Board determines that a material breach by the Participant of any written employment agreement he may have with the Company or a Subsidiary has occurred.

Section 3.06 Change in Control. No forfeiture under Section 3.05(b)(2) shall occur in the event a Participant voluntarily terminates employment between the time that a Change in Control occurs and the end of the fiscal year within which such Change in Control occurs. A Change in Control shall mean (i) the acquisition by a third party not currently a shareholder of the Company of 30% or more of the voting power of the Company; (ii) the merger or consolidation of the Company with another entity and the Company is not the surviving entity;
(iii) the sale of substantially all of the assets of the Company, or (iv) any other event which the Board determines constitutes a change in control of the Company.

                                   ARTICLE IV

                                 ADMINISTRATION

Section 4.01 Books and Records; Expenses. The books and records to be maintained for the purpose of the Plan shall be maintained by the officers and employees of the Company at its expense and subject to the supervision and control of the Committee. All expenses of administering the Plan shall be paid by the Company from the general funds of the Company and shall not be charged against any Participant account.

Section 4.02 Attachment. To the extent permitted by law, the right of any Participant or any Beneficiary in any benefit or to any payment hereunder shall not be subject in any manner to attachment or other legal process for the debts of such Participant or Beneficiary; and any such benefit or payment shall not be subject to anticipation, alienation, sale, transfer, assignment or encumbrance.

Section 4.03 No Fiduciary Relationship. Nothing contained herein shall be deemed to create a trust of any kind or create any fiduciary relationship. Funds invested hereunder shall continue for all purposes to be a part of the general funds of the Company, and no person other than the Company shall, by virtue of the provisions of this Plan, have any interest in such funds. To the extent that any person acquires a right to receive payments from the Company under this Plan, such right shall be no greater than the right of any unsecured general creditor of the Company.

Section 4.04 No Liability. No member of the Board or of the Committee and no officer or employee of the Company shall be liable to any person for any action taken or omitted in connection with the administration of this Plan unless attributable to his own fraud or willful misconduct; nor shall the Company be liable to any person for any such action unless attributable to fraud or willful misconduct on the part of a director, officer or employee of the Company.

                                    ARTICLE V

                        AMENDMENT OF PLAN: MISCELLANEOUS

Section 5.01 Amendment. The Plan may be amended in whole or in part from time to time by the Board of Directors of the Company. In the event the Plan is terminated or amended in such a way as to eliminate a Bonus for any particular Participant during the course of a Performance Measurement Period, all Bonuses, if any, for such Participants shall nevertheless be determined at the end of the Performance Measurement Period, but shall be prorated for the period of time prior to such amendment or termination, and shall be paid in accordance with the terms of this Plan.

Section 5.02 Notice. Each Participant shall be given a copy of this Plan and notice and a copy of every amendment shall be given in writing to each Participant.

Section 5.03 No Guarantee of Employment. Nothing contained in this Plan shall be deemed to give any Participant the right to be retained in the service of the Company or to interfere with the right of the Company to discharge any Participant, for or without Cause, at any time, regardless of the effect which such discharge shall have upon such individual as a Participant in the Plan.

Section 5.04 Governing Law. This plan shall be construed in accordance with the laws of the State of Washington.

Section 5.05 Interpretation of Plan. The Committee shall have sole and absolute discretion and authority to interpret all provisions of this Plan and to resolve all questions arising under this Plan; including, but not limited to, determining whether any person is eligible under this Plan, whether any person shall receive any payments pursuant to this Plan, and the amount of any payments to be made pursuant to this Plan. Any interpretation, resolution or determination of the Committee shall be final and binding upon all concerned and shall not be subject to review.

Section 5.06 Rights Non-transferable. Any right to receive a Bonus pursuant to this Plan shall not be transferable by the Participant other than pursuant to a Beneficiary Designation Form.

Section 5.07 Section 16 Compliance. With respect to persons subject to Section 16 of the Exchange Act, transactions under this Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the Exchange Act. To the extent any provision of the Plan or action by the Committee fails to so comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Committee.

Section 5.08 Taxes: Withholding,. In the event a Participant receives a distribution of Shares as payment of a Bonus which is taxable to the Participant, the taxable amount will be based on the fair value of the Shares at the time of payment. In order to pay any applicable federal, local or state income taxes on such distribution, the Participant may request the Company (i) to convert a portion of the Shares then being distributed to cash, at the valuation of those Shares as determined by the Board as of the date of such conversion; or (ii) to withhold a specified amount from other cash compensation which the Participant may receive.

                                                                    EXHIBIT 10.3
                         USTN HOLDINGS, INC.

                             ILLUMINET

                      1996 SHORT-TERM BONUS PLAN

Preamble

     This Illuminet, Inc., Bonus Plan (the "Plan") is an unfunded bonus compensation arrangement for a select group of management or highly compensated personnel.

                                    ARTICLE I

                                   DEFINITIONS

     "Eligible Compensation" means the base salary for the Participant as of the first day of the Performance Measurement Period.

     "Beneficiary" means the person or entity designated by a Participant on the most recently dated Beneficiary Designation Form signed by such Participant and delivered to the Committee.

     "Beneficiary Designation Form" means the form designated by the Committee from time to time as the document to be used by Participants to select a person or entity to receive any payments due such Participant in the event of such Participant's death prior to the date of such payment.

     "Board" means the Board of Directors of the Company.

     "Bonus"  means the annual bonus paid to a Participant  in  accordance  with
Article II.

     "Committee" means the Personnel Committee of the Board.

     "Company" means Illuminet, Inc., a Delaware corporation and its corporate successors.

     "Disability" means mental or physical disability (i) of at least six months which in the determination of a physician selected by the Company, prevents a Participant from engaging in the principal duties of his employment or (ii) that has qualified the individual for coverage under the Company's long-term disability insurance plan.

     "Fiscal year" or "year" (unless otherwise specified) means the fiscal year of the Company as now constituted or as it may be changed hereafter from time to time.

     "Participant" means an employee of the Company, or of a Subsidiary, designated by the Committee for participation in the benefits of the Plan, or a person who was such at the time of his/her retirement, death, disability or resignation and who retains, or whose Beneficiaries retain benefits under the Plan in accordance with its terms.

     "Performance Measurement Period" shall mean the fiscal year of the company as now constituted, beginning January 1 of each calendar year.

     "Performance Measurement Area" means the performance criteria by which Bonuses shall be determined.

     "Plan" means this Short-Term Bonus Plan as it may be amended from time to time.

     "Retirement" means retirement at or after attaining age 60 or such earlier age as may be approved for a Participant by the Committee.

     "Stretch Point" means the maximum achievable value for which a Participant will be given credit for any quantifiable performance criteria.

     "Subsidiary" means an entity of which the Company owns, directly or indirectly, at least a majority of the voting securities or interests.

     "Target Point" means the projected achievable value for which a Participant will be given credit for any quantifiable performance measurement area.

                                   ARTICLE II

                         DESIGNATION OF PARTICIPANTS AND
                          CALCULATION OF BONUS AMOUNTS

Section 2.01 Committee Designations. The Committee shall meet before the beginning of each fiscal year and specify:

     (a)  The name of each Participant for that fiscal year;

     (b) The performance criteria for determining the amount of each Participant's Bonus for that fiscal year;

     (c) The percentage of Base Salary to which the Stretch Point and the Target Point shall be applied for each Participant for that fiscal year;

     (d)  The Stretch Point and Target Point for each Participant; and

     (e) The formula by which a Participant's performance criteria shall be evaluated in determining what the total Bonus for each Participant shall be.

Section 2.02 Calculation of Bonus. The Committee shall determine which established performance criteria have been achieved by each Participant, whether a Participant has achieved the Stretch Point or Target Point for any criteria, and the calculation of the Bonus pursuant to the formula designated for each Participant. This will occur 90 days after the close of the Performance Measurement Period (fiscal year).

In no event will any bonus be earned or payable under this Plan unless the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) equals at least 80% of the Company's budgeted EBITDA for the fiscal year ending December 31, 1996.

Section 2.03 Mid-Period Termination. In the event a Participant's employment terminates prior to the end of a Performance Measurement Period, other than in a manner resulting in a forfeiture under Section 3.06, such Participant's Bonus shall be calculated based on the results of the Bonus calculation for that Participant through such date of termination, extrapolated to a full Performance Measurement Period basis, and then prorated for the portion of the Performance Measurement Period prior to termination. Such prorated Bonus shall be paid in accordance with the terms of Section 3.01.

                                   ARTICLE III

                      PAYMENT OF BONUS AND FORFEITURES

Section 3.01 Payment Terms. If a Participant continues to meet the provisions of
Section 3.04, Bonuses will be paid in cash no later than 90 days after the end of the fiscal year. If, for whatever reason, the bonus payment is not made within this 90 day time period, the cash shall earn interest beginning on the 91st day at the actual rate, if any, earned on the Company's cash account at it's primary financial institution. Upon death, disability, or termination of employment by the Company without Cause (as defined in Section 3.04(d)), Bonus shall be paid within 90 days of the end of the fiscal year, after calculation of all amounts under Article II, prorated for the portion of the fiscal year prior to the death, disability or termination of the Participant. Upon death of a Participant, an estate can elect early payment of a Bonus based upon projections approved by the Committee for a full fiscal year calculation of the Bonus.

Section 3.02 Contingent Interest. Until and except to the extent that deferred benefits hereunder are distributed to or vested in the Participants or Beneficiaries from time to time in accordance with this Plan or orders of the Committee, the interest of each Participant and Beneficiary therein is contingent only and is subject to forfeiture as provided in Section 3.04. Title to and beneficial ownership of any assets, whether cash or investments, which the Company may set aside or earmark to meet its contingent or vested obligations hereunder, shall at all times remain in the Company; no Participant or Beneficiary shall under any circumstances acquire any property interest in any specific assets of the Company; and no assets shall secure the Company's obligations hereunder.

Section 3.03 Beneficiaries. Each Participant shall have the right to designate Beneficiaries who are to succeed to his/her contingent right to receive future payments hereunder in the event of his/her death by delivery to the Committee of a Beneficiary Designation Form. In case of a failure of designation or the death of a designated Beneficiary without a designated successor, distribution shall be made to the Participant's estate.

Section 3.04 Forfeiture.

     (a) The contingent right of a Participant or Beneficiary to receive payments hereunder shall be forfeited upon the occurrence of any one or more of the following events:

          (1) if the Participant is discharged for Cause (as defined in Section 3.04(d)) from employment by the Company or a Subsidiary;

          (2) if the Participant shall voluntarily terminate employment with the Company.

     (b) The Committee may at any time and from time to time order all or any part of the value of the contingent right of a Participant or Beneficiary to receive a Bonus to be vested and no longer subject to forfeiture, and may order payment of the amounts so vested on dates specified in such orders, if it finds such action appropriate in the circumstances.

     (c) Upon death, disability or termination from employment without Cause, all Bonus amounts due to a Participant for the portion of the fiscal year prior to such event shall immediately vest and be on-forfeitable, and shall be paid in accordance with Section 3.01.

     (d)  "Cause" means any one of the following:

           (1) Indictment or conviction of a crime which in the sole and absolute discretion of the Board reflects adversely on the Company's public image; or

           (2) Failure to perform in a manner satisfactory to the Board the duties and responsibilities of the Participant

           (3) Any breach of the Participant's fiduciary duty to the Company deemed significant by the Board in its sole and absolute discretion; or

           (4) The Board determines that a material breach by the Participant of any written employment agreement he may have with the Company or a Subsidiary has occurred.

Section 3.05 No Fiduciary Relationship. Nothing contained herein shall be deemed to create a trust of any kind or create any fiduciary relationship. To the extent that any person acquires a right to receive payments from the Company under this Plan, such right shall be no greater than the right of any unsecured general creditor of the Company.

Section 3.06 Change in Control. In the event a Participant voluntarily terminates employment between the time that a Change in Control occurs, such Participant shall not be entitled to receive any Bonus under this Plan. A Change in Control shall mean (i) the acquisition by a third party not currently a shareholder of the Company of 30% or more of the voting power of the Company;
(ii) the merger or consolidation of the Company with another entity and the Company is not the surviving entity; (iii) the sale of substantially all of the assets of the Company, or (iv) any other event which the Board determines constitutes a change in control of the Company.

                              ARTICLE IV

                            ADMINISTRATION

Section 4.01 Books and Records; Expenses. The books and records to be maintained for the purpose of the Plan shall be maintained by the officers and employees of the Company at its expense and subject to the supervision and control of the Committee. All expenses of administering the Plan shall be paid by the Company from the general funds of the Company and shall not be charged against any Participant account.

Section 4.02 Attachment. To the extent permitted by law, the right of any Participant or any Beneficiary in any benefit or to any payment hereunder shall not be subject in any manner to attachment or other legal process for the debts of such Participant or Beneficiary; and any such benefit or payment shall not be subject to anticipation, alienation, sale, transfer, assignment or encumbrance.

Section 4.03 No Liability. No member of the Board or of the Committee and no officer or employee of the Company shall be liable to any person for any action taken or omitted in connection with the administration of this Plan unless attributable to his own fraud or willful misconduct; nor shall the Company be liable to any person for any such action unless attributable to fraud or willful misconduct on the part of a director, officer of employee of the Company.

                                    ARTICLE V

                      AMENDMENT OF PLAN; MISCELLANEOUS

Section 5.01 Amendment. The Plan may be amended in whole or in part from time to time by the Board of Directors. In the event the Plan is terminated or amended in such a way as to eliminate a Bonus for any Participant during the course of a fiscal year, the Bonus, if any, for such Participant shall nevertheless be determined at the end of the fiscal year, but shall be prorated for the period of time prior to such amendment or termination, and shall be paid in accordance with the terms of this Plan.

Section 5.02 Notice. Notice of every such amendment shall be given in writing to each Participant.

Section 5.03 No Guarantee of Employment. Nothing contained in this Plan shall be deemed to give any Participant the right to be retained in the service of the Company or to interfere with the right of the Company to discharge any Participant, for or without Cause, at any time, regardless of the effect which such discharge shall have upon such individual as a Participant in the Plan.

Section 5.04 Governing Law. This Plan shall be construed in accordance with the laws of the State of Kansas.

Section 5.05 Interpretation of Plan. The Committee shall have sole and absolute discretion and authority to interpret all provisions of this Plan and to resolve all questions arising under this Plan; including, but not limited to, determining whether any person is eligible under this Plan, whether any person shall receive any payments pursuant to this Plan, and the amount of any payments to be made pursuant to this Plan. Any interpretation, resolution or determination of the Committee shall be final and binding upon all concerned and shall not be subject to review.

                                                                      EXHIBIT 11
                               USTN HOLDINGS, INC.

                   COMPUTATION OF EARNINGS PER SHARE

                                                           Years Ended
                                                           December 31,
                                                    1996              1995
                                                    ----------------------
Primary:

Average common shares
  outstanding                                       4,995,092    3,729,015
                                                    =========    =========

Net income (loss)                                  $2,952,982  $(1,515,459)
                                                    =========    =========

Per share amount                                   $     0.59  $     (0.41)
                                                    =========    =========

Fully diluted:

Primary average common shares
  outstanding                                          4,995,092    3,729,015
Assumed conversion of USTN Debentures                    787,097            -
Assumed conversion of USTN
  Series A Preferred Stock                               190,095            -
                                                       ---------     ---------

Totals                                                 5,972,284    3,729,015
                                                       =========    =========

Net income (loss)                                     $2,952,982   (1,515,459)
Add USTN Debenture
  interest, net of federal
  income tax effect                                      446,958            -
                                                       ---------    ----------

Totals                                                $3,399,940  $(1,515,459)
                                                      ==========   ===========

Per share amount                                        $   0.57  $     (0.41)
                                                         ========  ===========

                                                                      EXHIBIT 16
                               USTN HOLDINGS, INC.

               LETTER ON CHANGE OF CERTIFYING ACCOUNTANT


March 18, 1997

Securities and Exchange Commission 450 5th Street N.W.
Washington, D.C. 20549

Gentlemen:

We have read the statements made by USTN Holdings, Inc. (copy attached), which we understand will be filed with the Commission as part of the Form 10-KSB filed by USTN Holdings, Inc. under the caption "CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE." We agree with the statements concerning our Firm set forth in the attached copy.

Very truly yours,

/s/Coopers & Lybrand L.L.P.
Seattle, Washington

ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 12, 1995, U.S. Intelco engaged, upon approval of its Board of Directors, Ernst & Young LLP to perform an audit of, and issue its report with respect to U.S. Intelco's December 31, 1994 financial statements in response to Coopers & Lybrand L.L.P. ("Coopers & Lybrand") confirmation, by letter dated September 5, 1995, to U.S. Intelco that it would not consent to the inclusion in the Merger related Proxy Statement/Prospectus of its report on the U.S. Intelco Financial Statements for the years ended December 31, 1994 and 1993 (which report appeared in U.S. Intelco's Special Financial Report filed with the Securities and Exchange Commission pursuant to Rule 15d- 2 under the Securities Exchange Act of 1934). Such report of Coopers & Lybrand did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. Since January 1, 1993, there have been no disagreements between U.S. Intelco and Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. A letter from Coopers & Lybrand stating that it agrees with the statements made by USTN Holding, Inc. in this paragraph is included as an exhibit hereto.

                                                                      EXHIBIT 21

                               USTN HOLDINGS, INC.

                              LIST OF SUBSIDIARIES
                            AS OF DECEMBER 31, 1996


Illuminet, Inc.
U.S. Intelco Wireless Communications, Inc., a Washington corporation U.S.I. Gateway, Inc., a Delaware corporation