Form 10KSB/A
USTN HOLDINGS INC
filed 1997-04-23
CIK 1002119

U.S. SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

                     FORM 10-KSB/A

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the fiscal year ended December 31, 1996

                           or

/ / Transition report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _____ to ______.


                COMMISSION FILE NUMBER:  33-97876


                       USTN HOLDINGS, INC.
    (Exact name of small business issuer as specified in its charter)


           Delaware                         36-4042177
     (State or other jurisdiction        (I.R.S. Employer
      of incorporation or organization)   Identification No.)


               4501 Intelco Loop, Lacey, Washington      98503
              (Address of principal executive office)  (Zip code)

                                 (360) 493-6000
              (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $37,887,878

Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.

Voting stock held by non-affiliates has no currently quoted market value. No voting stock held by non-affiliates has been sold or been the subject of bid or ask prices in the past 60 days.

At December 31, 1996, 5,262,354 shares of common stock, $0.01 per share par value.

Transitional Small Business Disclosure Format (check one):  Yes __No  X

ITEM 10:   EXECUTIVE COMPENSATION

    The following table sets forth for each of the last three completed fiscal years the compensation received by USTN Holdings, Inc.'s Chief Executive Officer and four other most highly compensated executive officers based on salary and bonus for the last completed fiscal year.

               Summary Compensation Table


                                          Long-Term Compensation
                                          -----------------------

                        Annual Compensation           Awards      Payouts
                        --------------------          ------      -------
Name and Principal                                             All Other
  Position          Year      Salary ($)   Bonus($)  LTIP($)   Compensation ($)
------------------  ----      ----------   --------  -------   ----------------
Roger H. Moore,     1996(1)   225,000     118,750(3)   --(4)     5,600(6)
President and Chief
Executive Officer
Daniel E. Weiss,    1996      110,863      22,643     15,095(5) 14,430(7)
President           1995      106,074      14,500       --       9,220(8)
                    1994      102,341      11,573       --       9,540(9)
Raymond E.          1996(2)   122,062      22,469     14,979(5) 20,287(10)
Donnelly, Vice
President
Bruce E. Johnson    1996(2)   105,676      19,936     13,290(5) 16,893(11)
Vice President

David Nicol, Vice   1996(2)    103,292    20,642       13,761(5)  16,344(12)
President
------------------------
  (1) Mr. Moore was hired effective January 1, 1996.

  (2) Messrs. Donnelly, Johnson and Nicol were deemed hired effective February 23, 1996, the effective date of the Merger. As such, the reported amounts only include payments made by ILLUMINET subsequent to such date.

  (3) Includes $100,000 in 1996 short-term cash incentive awards and $18,750 in hiring bonus.

  (4) A long-term incentive award for the year 1996 has not yet been determined.

  (5) Long-term cash incentive awards for the year 1996 that will be due and payable on December 31, 1998 if executive is still employed by ILLUMINET, or has not been terminated for cause through December 31, 1998.

  (6) Includes $5,600 in ILLUMINET 401(k) matching contributions. Mr. Moore was not eligible for an ILLUMINET qualified retirement trust profit sharing plan contribution in 1996 as he had not met the length of service requirement.

  (7) Includes $4,479 in ILLUMINET 401(k) matching contributions and $9,951 in ILLUMINET qualified retirement trust profit sharing plan contributions.

  (8) Includes $3,182 in U.S. Intelco 401(k) matching contributions and $6,038 in U.S. Intelco qualified retirement trust profit sharing contributions.

  (9) Includes $3,067 in U.S. Intelco 401(k) matching contributions and $6,473 in U.S. Intelco qualified retirement trust profit sharing contributions.

  (10)Includes $5,841 in ILLUMINET 401(k) matching contributions and $14,446 in ILLUMINET qualified retirement trust profit sharing plan contributions.

  (11)Includes $5,057 in ILLUMINET 401(k) matching contributions and $11,836 in ILLUMINET qualified retirement trust profit sharing plan contributions.

  (12)Includes $4,925 in ILLUMINET 401(k) matching contributions and $11,419 in ILLUMINET qualified retirement trust profit sharing plan contributions.

                                              EXHIBIT 99
                     USTN HOLDINGS, INC.

             ANNUAL MEETING PROXY MATERIALS

                      April 7, 1997


Dear Shareholder:

  It is a pleasure to report a successful 1996 for Illuminet and to provide information regarding our upcoming annual shareholder meeting. Enclosed is an invitation to attend the annual meeting from Richard A. Lumpkin, Chairman of the Board, the proxy statement containing details of the meeting, ballots to vote on two proposals, and our annual report for the year ending December 31, 1996.

  The year began with the merger in February, 1996 of Independent Telecommunications Network, Inc. and U.S. Intelco Holdings, Inc. and its two subsidiaries, U.S. Intelco Networks, Inc. and U.S. Intelco Wireless, Inc. into USTN Holdings. The merger enabled the new company to deliver a comprehensive line of intelligent network and clearinghouse services designed to satisfy customer requirements in local, interexchange and wireless markets. With a unified focus and emphasis on the customer, the company has delivered significant operating results and provided a solid foundation for business expansion as evidenced by:

     1)  Earning $2,952,982 net profit on revenues of $37,887,878.

     2) More than 100% growth in message volumes in combined wireless and wireline network services.

     3) Connecting a major PCS provider to our network, establishing an opportunity for future services in this rapidly emerging market.

     4)  Gaining   commitments   from  two  RBOCs  for  SS7  usage   measurement
         installations, positioning those products for future growth.

     5) Signing Calling Name Data Base access agreements with several RBOCs and major independents and offering Calling Name Delivery services on an interLATA basis.

     6) Demonstrating our focus on the partnership with our customers' services across our intelligent network platform such as a #800 toll free service for wireless subscribers and a roaming fraud prevention service.

  The challenge now is to grow Illuminet at a faster pace. This means developing new services which have a solid chance for success. These development investments will require increasing amounts of financial resources, which, in part means reinvestment of all profits to support the growth of the company. For this reason, the Company is not paying a dividend. This investment is anticipated to enhance shareholder value longer term.

  The accomplishments of 1996 show Illuminet is focused and ready to step forward as an important resource in the dynamic telecommunications market. Credit for this progress goes to our employees who worked diligently through the merger to maintain high standards of service to our customers as well as to deploy new products. Special recognition goes to our Board of Directors who had the vision to create a stronger company and to our shareholders who saw value in the vision presented by the merger and continue to support the Company's growth. I also extend the gratitude of Illuminet employees to Richard Ares, Michael Coltrane, William Lee Dillard, Samuel Leftwich, Robert Rierson and Dean Swanson. These Directors resigned from their positions as part of the Board restructuring which followed the merger. We appreciate their vision, dedication and inspiration.

  1997 will be an exciting year and I look forward to leading Illuminet in meeting our objectives to grow and increase the value of our company.

Sincerely,

/s/  Roger H. Moore

Roger H. Moore
President & CEO

                                                           USTN HOLDINGS, INC.
-------------------------------------------------------------------------------
                                                             4501 Intelco Loop
                            April 7, 1997                        P.O. BOX 2909
                                                            Olympia, WA  98507
                                                                (360) 493-6000
Dear Shareholder:

You are cordially invited to attend the second Annual Meeting of Shareholders of USTN Holdings, Inc. (the "Company") that will be held on Wednesday, April 30, 1997 at 8:00 a.m. local time, at the Buena Vista Palace Resort located in Lake Buena Vista, Florida.

Enclosed are a Notice of the Annual Meeting, a Proxy Card, and a Proxy Statement containing information about the matters to be acted upon at the meeting. Directors and officers of the Company will be present at the Annual Meeting to respond to any questions our shareholders may have.

Shareholders will be asked to elect directors as set forth in the enclosed Proxy Statement. In addition, shareholders will be asked to approve an amendment to the Company's Certificate of Incorporation to change the company's name to Illuminet Holdings, Inc. Illuminet, Inc. is an active wholly-owned subsidiary of USTN Holdings, Inc. Illuminet, Inc. has significantly promoted its name recognition in the marketplace and wishes to further enhance name recognition and align more closely the two entities. The Board of Directors recommends a vote "FOR" the nominees for director, and "FOR" the amendment of the Certificate of Incorporation to change the name of the company.

The current Board of Directors is being reduced to a total of nine members effective with this Annual Meeting. David C. Southwick has reached the mandatory retirement age per the Company's by-laws and the respective Board seat will not be filled. On behalf of the shareholders, Board members, officers and employees, I express our appreciation and gratitude for the vision, dedication and inspiration Mr. Southwick has provided over his many years of service.

It is important that your shares be represented at the Annual Meeting. Accordingly, even if you are planning to attend the Annual Meeting, we urge you to mark, sign and date the enclosed Proxy Card and promptly return it by FAX to Daniel E. Weiss, Secretary at (360) 923-3440, and thereafter mail the executed, original Proxy Card in the enclosed, self-addressed, postage-paid envelope to:
USTN Holdings, Inc., P.O. Box 2909, Olympia, WA 98507. If you attend the Annual Meeting, you may vote in person even if you have previously returned your Proxy Card, in which event the signed proxy will be revoked.

If you have any questions prior to the Annual Meeting, please call Shareholder Relations at (360) 493-6226. We look forward to visiting with you at the Annual Meeting.

Sincerely,

/s/  Richard A. Lumpkin

Richard A. Lumpkin
Chairman of the Board

                      USTN HOLDINGS, INC.
                         P.O. Box 2909
                       Olympia, WA 98507

         NOTICE OF 1997 ANNUAL MEETING OF SHAREHOLDERS
                          TO BE HELD
                   WEDNESDAY, APRIL 30, 1997

TO THE SHAREHOLDERS:

NOTICE IS HEREBY GIVEN THAT the 1997 Annual Meeting of Shareholders of USTN Holdings, Inc., a Delaware corporation ( the "Company" or "USTN"), will be held at 8:00 a.m., local time, on Wednesday, April 30, 1997 (the "Annual Meeting"), at the Buena Vista Palace Resort located in Lake Buena Vista, Florida for the following purposes:

     1. To amend the Company's Certificate of Incorporation to change the Company's name to Illuminet Holdings, Inc.;

     2. To elect two (2) Directors; and

     3. To transact such other business as may properly come before the Annual Meeting or at any adjournment or postponement thereof.

Information concerning the matters to be acted upon at the Annual Meeting is set forth in the accompanying Proxy Statement. The Board of Directors has fixed February 28, 1997 as the record date for determining shareholders entitled to receive notice of and vote at the Annual Meeting or at any adjournment or postponement thereof. Only shareholders of record at the close of business on that date will be entitled to notice of and to vote at the Annual Meeting. A complete list of shareholders entitled to vote at the Annual Meeting, arranged in alphabetical order and by voting group, showing the address of and number of shares held by each shareholder, will be kept open at the Buena Vista Palace Resort, Lake Buena Vista, Florida for examination by any shareholder beginning at least ten business days prior to the Annual Meeting.

ALL SHAREHOLDERS ARE INVITED TO ATTEND THE ANNUAL MEETING IN PERSON. EVEN IF YOU EXPECT TO BE PRESENT AT THE ANNUAL MEETING, YOU ARE REQUESTED TO MARK, SIGN, DATE AND RETURN THE ENCLOSED PROXY CARD AS PROMPTLY AS POSSIBLE BY FAX TO DANIEL
E. WEISS, SECRETARY AT (360) 923-3440. THEREAFTER, MAIL THE EXECUTED, ORIGINAL PROXY CARD IN THE ENCLOSED, SELF-ADDRESSED, POSTAGE-PAID ENVELOPE TO: USTN HOLDINGS, INC., P.O. BOX 2909, OLYMPIA, WA 98507 TO ENSURE YOUR REPRESENTATION. SHAREHOLDERS ATTENDING THE ANNUAL MEETING MAY VOTE IN PERSON EVEN IF THEY HAVE PREVIOUSLY SENT IN A PROXY CARD.

                         By Order of the Board of Directors

                         /s/  Daniel E. Weiss
                         Daniel E. Weiss
                         Secretary/Treasurer
Lacey, Washington
April 7, 1997

                      USTN HOLDINGS, INC.
                        PROXY STATEMENT
         For The Second Annual Meeting of Shareholders
                        April 30, 1997


This Proxy Statement is being furnished in connection with the solicitation of proxies by the Board of Directors of USTN Holdings, Inc., a Delaware corporation (the "Company"), for use at the Annual Meeting of Shareholders of the Company (the "Annual Meeting") scheduled to be held Wednesday, April 30, 1997 at 8:00 a.m. local time, at the Buena Vista Palace Resort located in Lake Buena Vista, Florida and at any adjournment or postponement thereof. This proxy statement and the enclosed proxy card were first sent to the shareholders of the Company on April 7, 1997.

At the Annual Meeting, shareholders of the Company will be asked to elect two persons to the Board of Directors of the Company. Shareholders will also be asked to amend the Company's Certificate of Incorporation to change the name of the Company to Illuminet Holdings, Inc.

All Shares represented by proxies, if the proxy card is properly executed and returned, will be voted in accordance with the specifications so made.
ABSENT SUCH SPECIFICATION BY A SHAREHOLDER, EACH SIGNED AND RETURNED PROXY CARD WILL BE VOTED "FOR" THE NOMINEES AND AMENDMENT TO THE CERTIFICATE OF INCORPORATION.

Any proxy given pursuant to this solicitation may be revoked by the person giving it at any time before it is voted. Proxies may be revoked by (i) filing with the Company, at or before the taking of the vote at the Annual Meeting, a written notice of revocation bearing a later date than the proxy, (ii) duly executing a subsequent proxy relating to the same shares and delivering it to the Company before the Annual Meeting, or (iii) attending the Annual Meeting and voting in person (although attendance at the Annual Meeting will not in and of itself constitute a revocation of a proxy). Any written notice of revocation or subsequent proxy should be sent so as to be delivered, at or before the taking of the vote at the Annual Meeting, to the Company's principal executive officer, addressed as follows: Attention: Roger H. Moore, President, Annual Meeting, USTN Holdings, Inc., P.O. Box 2909, Olympia, WA 98507.

All expenses of this solicitation, including the cost of preparing and mailing this proxy statement, will be borne by the Company. In addition to solicitation by use of the mails, proxies may be solicited by directors, officers and employees of the Company in person or by telephone, telegram or other means of communication. Such directors, officers and employees will not be additionally compensated, but may be reimbursed for out-of-pocket expenses in connection with such solicitation.

On February 28, 1997, the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting the Company's shares outstanding were as follows:

                  Shares Outstanding
                 at February 28, 1997
                 --------------------

     Common Stock             5,242,287
     Series A Preferred Sto       2,637
     Total Shares Outstandi   5,244,924
                              =========

Shareholders of record are entitled to one (1) vote for each share of Common Stock, and one hundred (100) votes per share of Series A Preferred Stock upon all matters presented at the Annual Meeting including the election of directors.

                      USTN HOLDINGS, INC.
             SECOND ANNUAL MEETING OF SHAREHOLDERS
                        APRIL 30, 1997


THE BOARD OF DIRECTORS OF THE COMPANY RECOMMEND THAT THE SHAREHOLDERS VOTE THEIR SHARES IN FAVOR OF THE AMENDMENT TO THE CERTIFICATE OF INCORPORATION OF THE COMPANY AND IN FAVOR OF THE NOMINEES FOR DIRECTORS.


        MATTERS TO BE CONSIDERED AT THE ANNUAL MEETING

At the Annual Meeting, Shareholders will consider and vote upon the following proposals:


                             PROPOSAL 1

     AMENDMENT TO CERTIFICATE OF INCORPORATION: COMPANY NAME CHANGE

     USTN Holdings, Inc. is the parent of Illuminet, Inc., its only active wholly-owned subsidiary. In the past year, Illuminet, Inc. significantly and successfully promoted its name recognition in the marketplace. To further enhance that name recognition and align more closely the two entities, the Board recommends approving an amendment to the Company's Certificate of Incorporation to change the name of the Company to Illuminet Holdings, Inc.

     The Board of Directors recommends a vote "FOR" proposal 1.


                             PROPOSAL 2

                       ELECTION OF DIRECTORS

     The Board of Directors of the Company recommends that the shareholders elect the following nominees for directors. If any of the nominees for directors should become unavailable for election, it is intended that the shares represented by the proxy be voted for such substitute nominee or nominees as may be nominated by the Board of Directors:

         Three Year Term Expiring 2000:

           Kenneth L. Lein
           G.I. (Larry) Ross

The Board of Directors of the Company recommends that the shareholders vote their shares in favor of the nominees for directors.


         Officers and Directors

Set forth below is certain information regarding all of the current and nominated directors and the executive officers of the Company.

        The directors and executive officers of the Company are as follows:

        Name                  Age(as of 3/31/97)  Position
        -------               ------------------  ---------

        Richard A. Lumpkin    62                  Chairman of the Board and
                                                  Director
        Gregory J. Wilkinson  46                  Vice Chairman of the Board and
                                                  Director
        Theodore D. Berns     47                  Director
        Eugene L. Cole        61                  Director
        Aubrey E. Judy        59                  Director
        Kenneth L. Lein       64                  Director
        James S. Quarfortth   42                  Director
        G. I. Ross            63                  Director
        David C. Southwick    66                  Director
        James W. Strand       50                  Director
        Roger H. Moore        55                  President and Chief Executive
                                                  Officer
        Raymond E. Donnelly   63                  Vice President - Marketing and
                                                  Sales
        Bruce E. Johnson      48                  Vice President - Operations
                                                  and Engineering
        David J. Nicol        51                  Vice President - Product
                                                  Management and Development
        Daniel E. Weiss       49                  Vice President - Finance,
                                                  Secretary and Treasurer

     Election of Directors of the Company

The Board of Directors of the Company presently consists of ten persons. The Board is being reduced in size to nine persons at the second Annual Meeting of the Company. The term of David C. Southwick will expire in accordance with the Company's mandatory retirement age by-law. The Board expresses its appreciation and gratitude for the years of dedication, vision and inspiration Mr. Southwick has provided as a Director. Proxies may not be voted for more than two (2) persons in the election of directors at the Annual Meeting.

Committees of the Board

The Executive Committee oversees Board governance. The Nominating Committee selects nominees for election as directors and recommends directors to serve as Chairman, and Vice Chairman of the Board. The Personnel Committee establishes policies for compensation and the reimbursement of expenses to Board members for service on the Board and its committees and also establishes policies regarding the compensation and benefit plans for executive officers and other key employees. The Audit/Finance Committee appoints and communicates with the independent auditors of the Company, reviews the Company's accounting practices, internal accounting controls and financial results and reviews and recommends major financial decisions of the Company.

Compensation of the Board

Each director receives a retainer of $300 per month and the Chairman of the Board receives a retainer of $500 per month. Each director receives a fee of $300 per Board and committee meeting attended in person, not to exceed $600 per day. All directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and meetings of committees of the Board of Directors.


Business Experience and Directorships

     Mr. Lumpkin has been a director of USTN Holdings, Inc. since February, 1996 and currently serves as Chairman of the Board and Chairman of the Executive Committee. Prior to that, Mr. Lumpkin served as a director of Independent Telecommunications Network, Inc. ("ITN") from January 1989 to February 1996 and Chairman of the Board from February 1989 to February 1996. Since 1957, Mr. Lumpkin has been employed by Consolidated Communications Inc. ("CCI") and its affiliates. He is currently serving as a director, Chairman of the Board and Chief Executive Officer of CCI and as a director, Chairman of the Board and Chief Executive Officer of CCI's ten affiliates. Mr. Lumpkin is currently a director of First Mid-Illinois Bancshares and First Mid-Illinois Bank and Trust in Mattoon, Illinois, and CIPSCO, Inc. and Central Illinois Public Service Co., Springfield, Illinois. Since 1975, Mr. Lumpkin has been affiliated with United States Telephone Association ("USTA"). He is a past President of that organization and is currently serving as Assistant Treasurer. Mr. Lumpkin is also a past President of the Illinois Telephone Association.

     Mr. Wilkinson has been a Director of USTN Holdings, Inc. since August 1995 and currently serves as Vice Chairman of the Board and Chairman of the Audit/Finance Committee. Prior to that, Mr. Wilkinson served as a director of U.S. Intelco Holdings, Inc. ("U.S. Intelco") from June 1994 to February 1996. He was a Director of Intelco Networks from February 1986 to June 1994. He served as Treasurer of U.S. Intelco from August 1994 to February 1996 and was Treasurer of Intelco Networks from January 1987 to June 1994. Mr. Wilkinson has been associated with Telephone & Data Systems, Inc. ("TDS"), a communications holding company with headquarters in Madison, Wisconsin, in various capacities since 1972. Since January 1992, he has held the position of Vice President and Controller with that company and was its Corporate Controller prior thereto. He also serves as an officer and director of various subsidiaries of TDS and serves on various telephone industry-related committees. Mr. Wilkinson holds B.S., M.B.A. and J.D. degrees from the University of Wisconsin. He is licensed to practice law in the Wisconsin state and federal courts.

     Mr. Berns has been a director of USTN Holdings, Inc. since August 1995. Prior to that, Mr. Berns served as a director of ITN from October 1991 to
February 1996.   Mr. Berns currently serves as Chief Executive Officer of OGI
Telecomm. From 1993 to October 1995, Mr. Berns served as Director, President and Chief Executive Officer of AdVal Communications, Inc. located in Vancouver, Washington. During 1993, Mr. Berns served as President and Chief Executive Officer of TRT Communications, Inc. From 1986 through 1992, Mr. Berns was employed by Pacific Telecom, Inc. (Pacific Telecom), located in Vancouver, Washington. Mr. Berns served as President and Chief Operating Officer of Pacific Telecom. Mr. Berns also served as Manager of Legal Affairs and Vice President and Corporation Secretary. From 1984 to 1985, Mr. Berns served as Vice President of Multivisions, Ltd., located in Anchorage, Alaska.
In addition, Mr. Berns is a former director of USTA.

     Mr. Cole has been a director of USTN Holdings, Inc. since February 1996. Prior to that, he was a Director of U.S. Intelco from June 1994 to February 1996. He was a founder of Intelco Networks and served as a Director from its formation in 1981 to June 1994, and served as Chairman of Intelco Network's Board of Directors from 1985 until January 1990. Prior to that time, Mr. Cole had served as Intelco Networks' Vice Chairman of the Board of Directors beginning in August 1984, and as Vice President of Intelco Networks from March 1981 until August 1984. Mr. Cole worked at Canby Telephone Association, Canby, Oregon where in 1968, he was named General Manager and in 1986 became President of the Canby Telephone Association. Mr. Cole also served as President of CTA Service Corp., and North Willamette Telecom from 1986 until March 1994. He then retired on May 1, 1995. Mr. Cole came back and currently serves as President of Canby Telephone Association, President of CTA Service Corp. and President of North Willamette Telecom. He served as a Director of Western Rural Telephone Association from 1976 to 1983 and served as President of that organization from 1977 to 1978. Since 1970, Mr. Cole has served as Director of the Oregon Independent Telephone Association, of which he was the President from 1980 to 1981. From 1982 until 1995, he served as a Trustee of the N.T.C.A. Pension Trust. Mr. Cole served as director of the Board of Rural Telephone Finance Cooperative from 1990 to February 1993. From November 1994 until February 1996, Mr. Cole had been a Director of ITN.

     Mr. Judy has been a Director of USTN Holdings, Inc. since February 1996. Prior to that, Mr. Judy served as a director of U.S. Intelco from June 1994 to February 1996. He was a Director of Intelco Networks from April 1982 to June 1994. Mr. Judy was employed with Farmers Telephone Cooperative, Inc. in Kingstree, South Carolina, since 1964 and served as its Executive Vice President from 1981 until his retirement in December 1993. He served as a Director of Rural Telephone Finance Cooperative from 1987 to 1994, the South Carolina Telephone Association from 1984 to 1994, Williamsburg First National Bank from 1984 to present, PalmettoNet, Inc. from 1985 to 1994, and South Carolina Net, Inc. from 1992 to 1994. Mr. Judy served on the National Telcom Corporation Board from 1985 to 1992, and served on the NTCA Board of Directors from 1976 to 1982, holding the offices of Secretary, Vice President and President.

     Mr. Lein has been a Director of USTN Holdings, Inc. since February 1996. Prior to that, Mr. Lein served as a Director of U.S. Intelco from June 1994 to February 1996. He was a Director of Intelco Networks from 1987 to June 1994. He served as Secretary of U.S. Intelco from August 1994 to February 1996 and served as Secretary of Intelco Networks from May 1993 to June 1994. Since 1974, Mr. Lein has been Manager of Winnebago Cooperative Telephone Association, a local exchange telephone company located in Lake Mills, Iowa. Mr. Lein was a Director of ITN from 1990 until the merger of ITN and U.S. Intelco in 1996. He is past President of the Organization for the Protection and Advancement of Small Telephone Companies ("OPASTCO"). He is a past member of the USTA Board of Directors and has served as Secretary of the USTA Board and is a past Chairman of the USTA Small Company Committee. Mr. Lein is a co-founder of and past Director of Iowa Network Services. He presently serves on the Board of MEANS Telcom, an independent telco owned Minnesota-based centralized equal access and long distance company.

     Mr. Quarforth has been a Director of USTN Holdings, Inc. since February 1996. Prior to that, Mr. Quarforth served as a Director of ITN from January 1989 to February 1996. Mr. Quarforth currently serves as President and Chief Executive Officer of CFW Communications Company ("CFW") and Chairman and Chief Executive Officer of its affiliates, which include CFW Telephone Company, CFW Network, Inc., CFW Cellular, Inc., CFW Communications Services, Inc., CFW Information Services, Inc., CFW Cable, Inc., and CFW PCS, Inc. Mr. Quarforth is also a Director of American Telecasting, Inc. and Virginia Financial Corporation. Mr. Quarforth is a past Director and President of the Virginia Telecommunications Industry Association. Mr. Quarforth is also Chairman of the Virginia PCS Alliance, L.C.

     Mr. Ross has been a Director of USTN Holdings, Inc. since February 1996. Prior to that, Mr. Ross was a Director of ITN from January 1989 to February 1996 and served as its Treasurer from 1990 to 1996. Since 1970, Mr. Ross has been President, Chief Executive Officer and a director of Lufkin-Conroe Communications Company, and Chairman & CEO of its operating companies, located in Texas. Mr. Ross has served on the Boards of the Texas Association of Business since 1980 and First Bank of Conroe, Texas, since 1983. In 1972, Mr. Ross became a director and member of the Executive Committee of the Texas Telephone Association and in 1975 its Chairman. Mr. Ross has served as Chairman of the Board of TECA since 1988. Mr. Ross has been a member of the Electronic Engineering Technical Advisory Committee at Texas A&M University since 1974 and holds an MBA in Finance.

     Mr. Strand has been a Director of USTN Holdings, Inc. since February 1996. Prior to that, Mr. Strand served as a member of the Board of Directors of ITN from May 1992 to February 1996. Since 1990, Mr. Strand has been President of Diversified Operations and a director of Aliant Communications, Inc. (formerly Lincoln Telecommunications Company) located in Lincoln, Nebraska. Mr. Strand has served on the Board of the Cellular Telecommunications Industry Association
(CTIA) and was elected to the Executive Committee in 1993. He also serves as subcommittee Chairman for operations in the small operators caucus, Vice Chairman of the CTIA Foundation and is a member of the CTIA Technology Operations Policy Council (TOPS) of the Board of Directors.

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

     Mr. Donnelly has been USTN Holdings, Inc. Vice President-Marketing and Sales since February 1996. He also serves Illuminet, Inc. as Vice President-Marketing and Sales. Prior to that, Mr. Donnelly was ITN's Vice President-Marketing and Sales from November 1989 to February 1996. Prior to joining ITN, Mr. Donnelly was employed by Timeplex, Inc. of Woodcliff Lake, New Jersey, for two years, where he served as Assistant Vice President in charge of marketing and business planning. From April

1974 to January 1987, Mr. Donnelly was employed as a division manager, in various product line management and development positions, with AT&T Information Systems and AT&T Marketing in Morristown, New Jersey. Mr. Donnelly has over 30 years of experience in the telecommunications industry. Mr. Donnelly earned an undergraduate degree from the University of California, Berkeley, and a Masters of Business Administration (MBA) from Farleigh Dickinson University.

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

  Mr. Nicol has been Illuminet, Inc.'s Vice President-Product Management and Development since February 1996. Prior to that, he served as ITN's Vice President-Planning and Administration from February 1994 to February 1996. Prior to ITN, Mr. Nicol was Chief Operating Officer of a privately-held computer network integrator on the West Coast, where he was instrumental in its acquisition by a NYSE company. Earlier in a similar capacity, he had likewise engineered the acquisition of a leading LAN/WAN systems integrator in the Midwest. From 1987 to 1990, he was Vice President Corporate Planning for United Telecom (now Sprint), having served since 1984 as its Vice President Planning Telephone Group. Prior to Sprint, Mr. Nicol was a consultant to a wide variety of Fortune 500 and other companies. Mr. Nicol's undergraduate degree in Aeronautical Engineering is from Ohio State University. He holds a masters in Business Economics from Case Institute of Technology, and a doctorate in Industrial Economics and Finance from Case Western Reserve University. All of his thirty year career has been in technology industry sectors, the last fifteen directly in telecommunications.

     Mr. Weiss has been USTN Holdings, Inc. Vice President-Finance since February, 1996 and the Company's Secretary and Treasurer since April 1996. Mr. Weiss also serves as the Vice President- Finance for Illuminet, Inc. as well as its Secretary and Treasurer. Prior to that, Mr. Weiss served as U.S. Intelco's Vice President-Finance from May 1994 to February 1996 and as its Assistant Treasurer from May 1994 to February 1996. He has served as Vice President-Finance and Assistant Treasurer of Intelco Networks from 1986 to 1994. Mr. Weiss also served as a director and Treasurer of Intelco Networks. He served as Business and Financial Manager of Intelco Networks from 1985 to 1986 and was Allied Data's Vice President-Administration from 1981 to 1985 and Business Manager from 1979 to 1981. From 1988 to 1990, he served ITN in various capacities including director and Secretary/Treasurer. Mr. Weiss served in various capacities for The Evergreen State College, Olympia, Washington, from 1971 to 1979, including Accounting Manager, Assistant Director of Facilities and Academic Operations Officer. Mr. Weiss graduated from Western Washington University with a Bachelor of Science degree in Accounting and is a member of the American Institute of Certified Public Accountants and the Washington Society of Certified Public Accountants.


            INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Ernst & Young LLP has been appointed the Company's independent certified public accountant for the year ending December 31, 1997.

                     SHAREHOLDER PROPOSALS

The shareholders who wish to present proposals for action at the Annual Meeting of Shareholders to be held in 1998 should submit their proposals to the Secretary of the Company at the address of the Company set forth on the first page of this proxy statement. Proposals must be received by the Company no later than January 31, 1998 for consideration for inclusion in next year's proxy statement and proxy.


            ANNUAL REPORT AND FINANCIAL STATEMENTS

USTN Holdings, Inc. was formed to effect the merger between U.S. Intelco and ITN effective February 23, 1996. For accounting purposes, U.S. Intelco was treated as the "acquirer" resulting in the assets and liabilities of ITN being entered into U.S. Intelco's financial records at February 29, 1996. The annual report including audited financial statements for the year ending December 31, 1996 is enclosed with this mailing. Additionally, shareholders will have access to USTN Holdings, Inc. SEC Form 10-KSB which includes the annual audited financial statements for the year ending December 31, 1996 via the Internet at the following address: http://WWW.SEC.gov/cgi-bin/srch-edgar -
Then enter:  USTN


                         OTHER MATTERS

No other matters are intended to be brought before the meeting by the Company, nor does the Company know of any matters to be brought before the meeting by others. If, however, any other matter properly comes before the meeting, the persons named in the proxy will vote the shares represented thereby in accordance with their judgment.

                           By order of the Board of Directors


                           /s/  Daniel E. Weiss

                           Daniel E. Weiss
                           Secretary/Treasurer

ALL SHAREHOLDERS ARE URGED TO SIGN, DATE AND MAIL THEIR PROXIES PROMPTLY.

                    SERIES A PREFERRED STOCK

                              PROXY
                       USTN HOLDINGS, INC.
                          P.O. Box 2909
                        Olympia, WA 98507

     The undersigned hereby appoints Richard A. Lumpkin and Roger H. Moore, and each of them proxies, with power of substitution and revocation, acting by majority of those present and voting, or if only one is present and voting then that one, to vote the shares of stock of USTN Holdings, Inc. which the undersigned is entitled to vote at the special meeting of shareholders to be held in Lake Buena Vista at the Buena Vista Palace on Wednesday, April 30, 1997 at 8:00 a.m. Florida time, and at any adjournment thereof, with all the powers the undersigned would possess if present.

     This proxy is solicited on behalf of the Board of Directors of USTN Holdings, Inc.

     Please mark your vote, sign, date and return promptly in the enclosed, self addressed, stamped envelope, or fax both sides of Proxy to (360) 923-3440, Attention Daniel Weiss.

     This proxy, when properly executed, will be voted as instructed herein by the undersigned shareholder. If no instructions are given, this Proxy will be voted "FOR" the proposals herein.

     Please mark your vote as in this example:  X

 A vote FOR proposal 1 is recommended by the Board of Directors

1.To amend the Certificate of Incorporation to change the name of the Company to Illuminet Holdings, Inc.

         For      Against       Abstain

     A vote FOR proposal 2 is recommended by the Board of Directors

2. To elect the following nominees for directors. If any of the nominees for directors should become unavailable for election, it is intended that the shares represented by the proxy be voted for such substitute nominee or nominees as may be nominated by the Board of Directors:

         Three Year Term Expiring 2000:

              Kenneth L. Lein
              G.I. (Larry) Ross

         For all nomineAgainst all nomineAbstain

         Withhold authority to vote with respect to:___________________________
                  (please fill in name)

The undersigned hereby revokes any proxy or proxies heretofore given to vote such shares at said meeting or at any adjournment thereof.

Please sign exactly as name appears on this Proxy. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by an authorized officer. If a partnership, please sign in partnership name by an authorized person.

     Shareholder:   (Name)

    * USTN Holdings, Inc.
     Common Stock Shares:  (# of shares)



--------------------------------- -------------------------
Name of Shareholder               Date


--------------------------------- -------------------------
Authorized Signature              Title of Authorized Signature

To help us with our planning, please indicate below if you will be attending the meeting.

   Yes, I/We plan to attend        Number in party _______

   No, I/We will not attend


* All Shares are reported on the basis of the conversion ratios for ITN and U.S. Intelco stock as a result of the merger approved by the shareholders in February, 1996.

                          COMMON STOCK

                              PROXY
                       USTN HOLDINGS, INC.
                          P.O. Box 2909
                        Olympia, WA 98507

     The undersigned hereby appoints Richard A. Lumpkin and Roger H. Moore, and each of them proxies, with power of substitution and revocation, acting by majority of those present and voting, or if only one is present and voting then that one, to vote the shares of stock of USTN Holdings, Inc. which the undersigned is entitled to vote at the special meeting of shareholders to be held in Lake Buena Vista at the Buena Vista Palace on Wednesday, April 30, 1997 at 8:00 a.m. Florida time, and at any adjournment thereof, with all the powers the undersigned would possess if present.

     This proxy is solicited on behalf of the Board of Directors of USTN Holdings, Inc.

     Please mark your vote, sign, date and return promptly in the enclosed, self addressed, stamped envelope, or fax both sides of Proxy to (360) 923-3440, Attention Daniel Weiss.

     This proxy, when properly executed, will be voted as instructed herein by the undersigned shareholder. If no instructions are given, this Proxy will be voted "FOR" the proposals herein.

     Please mark your vote as in this example:  X

 A vote FOR proposal 1 is recommended by the Board of Directors

1. To amend the Certificate of Incorporation to change the name of the Company to Illuminet Holdings, Inc.

         For      Against       Abstain


     A vote FOR proposal 2 is recommended by the Board of Directors

2. To elect the following nominees for directors. If any of the nominees for directors should become unavailable for election, it is intended that the shares represented by the proxy be voted for such substitute nominee or nominees as may be nominated by the Board of Directors:

         Three Year Term Expiring 2000:

              Kenneth L. Lein
              G.I. (Larry) Ross

         For all nomineAgainst all nomineAbstain

         Withhold authority to vote with respect to:___________________________
              (please fill in name)

The undersigned hereby revokes any proxy or proxies heretofore given to vote such shares at said meeting or at any adjournment thereof.

Please sign exactly as name appears on this Proxy. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by an authorized officer. If a partnership, please sign in partnership name by an authorized person.

     Shareholder:   (Name)

    * USTN Holdings, Inc.
     Common Stock Shares:  (# of shares)

--------------------------------- -------------------------
Name of Shareholder               Date

--------------------------------- -------------------------------
Authorized Signature              Title of Authorized Signature

To help us with our planning, please indicate below if you will be attending the meeting.

   Yes, I/We plan to attend        Number in party _______

   No, I/We will not attend

* All Shares are reported on the basis of the conversion ratios for ITN and U.S. Intelco stock as a result of the merger approved by the shareholders in February, 1996.

  SPECIAL INSTRUCTIONS

Enclosed in your packet are the following items:

   *  Shareholder Letter

   *  Notice of Annual Meeting of Shareholders

   *  Proxy Statement

   *  Proxy Card(s)

   *  Stamped Return Envelope for Proxy

   *  1996 Annual Report

Please mark, sign, date and return the enclosed Proxy as promptly as possible by fax to (360) 923-3440, and thereafter mail the executed, original proxy card in the enclosed, self-addressed, postage-paid envelope.

If you have questions concerning your package, please call Dan Weiss, Vice President-Finance at (360) 493-6226.

                           SIGNATURES

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           USTN HOLDINGS, INC.



                           By:  /s/ Roger H. Moore
                           Roger H. Moore
                           President and Chief Executive
                           Officer
                           Date:  April 16, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE/TITLE                          DATE
       ---------------                          ----

By:/s/ Roger H. Moore                      April 16, 1997
   ------------------
   Roger H. Moore, President and Chief Executive Officer
   (Principal Executive Officer)


By:/s/ Daniel E. Weiss                     April 14, 1997
   -------------------
   Daniel E. Weiss, Vice President - Finance
   (Principal Financial Officer and Accounting Officer)


By:/s/ Richard A. Lumpkin                  April 14, 1997
   ----------------------
   Richard A. Lumpkin, Chairman of the Board


By:/s/ Gregory J. Wilkinson                April 15, 1997
   ------------------------
   Gregory J. Wilkinson, Vice Chairman of the Board


By:/s/ Theodore D. Berns                   April 16, 1997
   ---------------------
   Theodore D. Berns, Director

By: /s/ Eugene L. Cole                     April 16, 1997
   -------------------
   Eugene L. Cole, Director

By:________________________
   Aubrey E. Judy, Director


By:________________________
   Kenneth L. Lein, Director


By:/s/ James S. Quarforth                  April 14, 1997
   ----------------------
   James S. Quarforth, Director

By: /s/ G. I. Ross                         April 14, 1997
   -----------------------
   G. I. Ross, Director

By:/s/ James W. Strand                     April 15, 1997
   -------------------
   James W. Strand, Director

By:/s/ David C. Southwick                  April 14, 1997
   ----------------------
   David C. Southwick, Director