Form 10QSB
period 1997-03-31
USTN HOLDINGS INC
filed 1997-05-15
CIK 1002119

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB

(Mark One)

   [X]     Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

            For the quarterly period ended March 31, 1997

   [   ]   Transition report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

              For the transition period from ___ to ___

                   COMMISSION FILE NUMBER 33-97876

                         USTN HOLDINGS, INC.
   (Exact name of small business issuer as specified in its charter)


       Delaware                                    36-4042177
   (State or other                              (I.R.S. Employer
   jurisdiction of                             Identification No.)
   incorporation or
    organization)



 4501 Intelco Loop, Lacey,                             98503
        Washington
   (Address of principal                            (Zip code)
     executive office)


                          (360) 493-6000
         (Issuer's telephone number, including area code)

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past
90 days.  Yes    X    No __

At March 31, 1997, 5,278,430 shares of common stock, $0.01 per share par value, and 2,632 shares of Series A convertible preferred stock, $0.01 per share par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes__   No  X

                     USTN HOLDINGS, INC.

              INDEX TO 10-QSB FOR THE QUARTERLY
                 PERIOD ENDED MARCH 31, 1997


                                                                      Page

     PART I:  FINANCIAL INFORMATION

     ITEM 1:  FINANCIAL STATEMENTS

       USTN Holdings, Inc. Consolidated Balance Sheet - March 31, 1997   2

       USTN Holdings, Inc. Consolidated Statements of Operations -
       Three Months ended March 31, 1997 and 1996                        4

       USTN Holdings, Inc. Consolidated Statements of Cash Flows -
       Three Months ended March 31, 1997 and 1996                        5

       Notes to Consolidated Financial Statements - March 31, 1997       6

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OR PLAN OF OPERATIONS                                               8

   PART II:  OTHER INFORMATION

   ITEM 1:  LEGAL PROCEEDINGS                                           13

   ITEM 2:  CHANGES IN SECURITIES                                       13

   ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                             13

   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   ITEM 5:  OTHER INFORMATION                                           13

   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8                              13

   SIGNATURES                                                           14

                            PART I
                    FINANCIAL INFORMATION



ITEM 1: FINANCIAL STATEMENTS

                     USTN HOLDINGS, INC.

                  Consolidated Balance Sheet

                        March 31, 1997


          ASSETS                                                  1997
          ------                                                  ----
Current assets:
    Cash and cash equivalents                               $ 9,756,514
    Accounts receivable, less allowance
    for doubtful accounts of $410,000                        23,940,445
    Prepaid expenses and other                                  418,168
                                                             ----------
    Total current assets                                     34,115,127
                                                             ----------
Property and equipment:
    Land                                                        911,765
    Building and leasehold improvements                       6,907,436
    Equipment and furniture                                   2,510,631
    Network assets                                           24,385,206
    Capitalized network costs                                 8,188,112
    Computer hardware and software                           16,062,620
                                                             ----------
                                                             58,965,770
    Less:  Accumulated depreciation and amortization         28,067,237
                                                             ----------
    Total property and equipment                             30,898,533
                                                             ----------

  Computer software product costs, less
  accumulated amortization of $802,000                        2,056,508
  Other assets, net of accumulated
  amortization of $89,000                                     2,743,341
                                                             ----------
Total assets                                                $69,813,509
                                                             ==========


 See accompanying notes to consolidated financial statements.

                     USTN HOLDINGS, INC.

            Consolidated Balance Sheet, Continued

                        March 31, 1997


LIABILITIES AND SHAREHOLDERS' EQUITY                           1997
---------------------------------                              ----
Current liabilities:
    Trade accounts payable                                $ 2,566,160
    Accrued expenses                                        2,257,922
    Due to customers                                       19,120,756
    Current portion of long-term debt                       2,205,407
                                                           ----------
    Total current liabilities                              26,150,245
                                                           ----------

  Long-term debt, less current portion                     20,486,739
                                                           ----------
    Total non-current liabilities                          20,486,739
                                                           ----------

Shareholders' equity:
    USTN Holdings, Inc. Series A Convertible Preferred
       Stock, par value $.01 per share, authorized 4,416
       shares, issued and outstanding 2,632                       26
    USTN Holdings, Inc. Preferred Stock, par value $.01
       per share, authorized 95,584 shares, none issued
       or outstanding                                              -
    USTN Holdings, Inc. Common Stock, par value $.01 per
       share, authorized 12,000,000 shares, issued and
       outstanding 5,278,430                                   52,784
    Additional paid-in capital                             10,757,347
    Retained earnings                                      12,366,368
                                                           ----------
    Total shareholders' equity                             23,176,525
                                                           ----------
Total liabilities and shareholders' equity                $69,813,509
                                                           ==========



 See accompanying notes to consolidated financial statements.

                     USTN HOLDINGS, INC.

            Consolidated Statements of Operations

          Three Months Ended March 31, 1997 and 1996


                                                1997         1996
                                                ----         ----

Revenues                                   $11,571,891   $5,966,911
                                           ----------     ---------
Expenses:
    Operating                                2,924,993    2,313,073
    Selling, general and administrative      2,342,458    1,553,695
    Depreciation and amortization            1,532,565    1,106,566
    Network operating                        3,161,221    1,000,047
    Corporate realignment                            -      350,067
                                            ----------    ---------
                          Total expenses     9,961,237    6,323,448
                                            ----------    ---------
Operating income (loss)                      1,610,654     (356,537)

Interest income                                131,021       89,090
Interest expense                              (353,699)    (180,070)
                                            ----------    ---------
Income (loss) before income taxes            1,387,976     (447,517)

Income tax provision                            27,760           -
                                            ----------    ---------
Net income (loss)                          $ 1,360,216   $ (447,517)
                                            ==========    =========
Weighted average common shares               5,277,226    4,215,300
                                            ==========   ==========
Primary earnings (loss) per share           $     0.26   $    (0.11)
                                            ==========   ==========
Fully diluted earnings (loss) per share     $     0.23   $    (0.11)
                                            ==========   ==========



 See accompanying notes to consolidated financial statements.

                               USTN HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

                    Three Months Ended March 31, 1997 and 1996


                                                          1997         1996
                                                          ----         ----

Cash flows from operating activities:

    Cash received from customers                       $40,747,257  $34,105,567
    Interest received                                      133,650       86,965
    Cash paid to customers, suppliers and employees    (40,065,359) (31,317,836)
    Income taxes paid                                     (111,921)           -
    Income tax refund                                            -      173,795
    Interest paid                                         (448,831)    (152,370)
                                                         ----------   ----------
    Net cash provided by operating activities               254,796   2,896,121
                                                         ----------   ----------

Cash flows from investing activities:

    Cash acquired in acquisition of Independent
    Telecommunications Network, Inc               .              -      613,086
    Capital expenditures                                (2,565,711)    (793,816)
                                                         ----------   ----------
    Net cash used by investing activities               (2,565,711)    (180,730)
                                                         ----------   ----------
Cash flows from financing activities:

    Principal payments on notes payable                   (447,078)    (257,747)
                                                         ----------   ----------

Net increase(decrease)in cash and cash equivalents      (2,757,993)   2,457,644

Cash and cash equivalents at:

    Beginning of year                                   12,514,507    6,992,206
                                                        ----------    ----------
    End of period                                      $ 9,756,514  $ 9,449,850
                                                        ==========   ===========

 See accompanying notes to consolidated financial statements.

                         USTN HOLDINGS, INC.

               Notes to Consolidated Financial Statements

                        March 31, 1997 (unaudited)


(1)  BASIS OF PRESENTATION

The consolidated financial statements of USTN Holdings, Inc., and its wholly-owned subsidiary Illuminet, Inc.,(collectively referred to as "ILLUMINET") presented in this Form 10-QSB are unaudited and reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of ILLUMINET's financial position, results of its operations and its cash flows for each period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. ILLUMINET believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ILLUMINET's latest annual report on FORM 10-KSB.

(2)  EARNINGS PER COMMON SHARE

Earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Other potentially dilutive securities include USTN Holdings, Inc. Series A Preferred Stock and convertible redeemable subordinated debentures, which if dilutive, are included in the calculation of fully diluted earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, ILLUMINET will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and 1996 is not expected to be material.

(3)  ACQUISITION

ILLUMINET was incorporated for the purpose of effecting the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN") that was consummated effective February 23, 1996 ("Merger"). The Merger was accounted for as a purchase business combination in accordance with generally accepted accounting principles with U.S. Intelco designated as the acquiring company. The results of ITN's operations are included in the consolidated financial statements prospectively from the date of the Merger.

Assuming that the acquisition of ITN had taken place on January 1, 1996, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                 Three months ended March 31,
                                                 ----------------------------
                                                    1997             1996
                                                    ----             ----
       Revenues                                 $11,571,891       $9,694,448
                                                 ==========        =========
       Net income (loss)                        $ 1,360,216       $ (742,513)
                                                 ==========        =========
       Income (loss) per common share           $      0.26       $    (0.14)
                                                 ==========        =========

(4)  SUBSEQUENT EVENT

On April 30, 1997, USTN Holdings, Inc. stockholders approved the change in name of USTN Holdings, Inc. to Illuminet Holdings, Inc.

        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS

BASIS OF PRESENTATION

USTN Holdings, Inc., and its wholly-owned subsidiary Illuminet, Inc., (collectively referred to as "ILLUMINET") were incorporated in the State of Delaware on August 2, 1995, to effect the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN"). In accordance with terms of the merger, U.S. Intelco and ITN merged with and into USTN Services, Inc. ("USTN Services") on February 23, 1996 (the "Merger"). USTN Services subsequently changed its name to Illuminet, Inc. The Merger was accounted for as a purchase business combination with U.S. Intelco designated as the acquiring company. The results of ITN's operations are included in the consolidated financial statements prospectively from the date of the Merger. The pro forma information presented in this Management's Discussion and Analysis or Plan of Operations reflects the combined activities of U.S. Intelco and ITN as if the Merger had occurred effective January 1, 1996.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

REVENUES. The following table summarizes ILLUMINET's services and the effect of the Merger on ILLUMINET revenues:

                                                         1997          1996
                                                         ----          ----
Billing-and-collection services                     $ 1,761,297   $ 2,095,550
Data base services                                    2,028,629     1,675,311
Network usage measurement                               784,409             -
Other services                                           70,916       251,261
                                                     ----------    ----------
                                                      4,645,251     4,022,122
                                                     ----------    ----------
Services acquired by Merger:
---------------------------
  Intelligent network services                        5,725,206     5,127,175
  Wireless services                                   1,201,434       545,151
                                                     ----------    ----------
                                                      6,926,640     5,672,326
                                                     ----------    ----------
Pro forma revenue                                    11,571,891     9,694,448
Financial statement reporting adjustment
  for operations prior to the Merger                          -   ( 3,727,537)
                                                     ----------    ----------
Revenues per statements of operations               $11,571,891   $ 5,966,911
                                                     ==========    ==========

Billing-and-collection services revenues for 1997 decreased primarily as a result of a $326,943, or 19%, decrease in clearinghouse product line revenues. This decrease reflects a fourth quarter 1996 price decrease offset by a 22% increase in messages processed from 14.4 million in 1996 to 17.5 million in 1997, due to the addition of a large customer in the second quarter of 1996. Although clearinghouse volumes are expected to increase in 1997, revenues are expected to remain below 1996 levels due to the price decrease described above.

Data base services revenues increased, reflecting an increase in Calling Name Delivery ("CNAM") product line revenues partially offset by a reduction in Line Information Data Base ("LIDB") product line revenues. CNAM revenues increased $291,737, or 394%, in 1997, reflecting growing market acceptance of the service introduced in 1995. CNAM queries increased 162% from 20.3 million in 1996 to
53.2 million in 1997. LIDB revenues decreased $62,937, or 5%, in 1997, reflecting a 13% decrease in queries processed from 39.2 million in 1996 to 34.2 million in 1997 due to increased market penetration by competing calling card service providers.

Network usage measurement revenues derived from the sale of ILLUMINET's SS7 network traffic tracking and measurement software products AMAT7(R) and CDR7(R) increased in 1997 due to finalization of sales during the period. Network usage measurement product sales have long sales cycle with each individual sale normally contributing significant revenue to the product line. No sales were completed in the corresponding 1996 period.

Other services revenues decreased primarily due to the termination of ILLUMINET's contract to provide voice messaging services for the State of Washington in September, 1996. Voice messaging contributed revenues of $190,299 for the 1996 period.

Intelligent network services revenues for 1997 increased primarily as a result of a $628,139, or 62%, increase in trunk signaling and related service revenues, reflecting new customer growth. Network connectivity product line revenues increased $135,840, or 7%, from growth in chargeable customer links. Offsetting the revenue growth in these product lines, LIDB switch and transport revenues decreased $225,876, or 22%, in 1997 due to lower query volumes and reduced prices brought on by competition.

Wireless services revenue increased primarily due to a $596,151, or 113%, increase in 1997 in cellular switch and transport revenues. The increase reflects customer growth and increased utilization of the network with message volumes increasing 123% from 184.6 million for the 1996 period to 411.4 million for the comparable 1997 period.

EXPENSES. The following table summarizes ILLUMINET's expenses and the effect of the Merger on ILLUMINET expenses:

                                                         1997          1996
                                                         ----          ----
Operating                                            $2,924,993    $2,668,872
Selling, general and administrative                   2,342,458     2,449,906
Depreciation and amortization                         1,532,565     1,555,515
Network operating                                     3,161,221     2,773,786
Corporate realignment                                         -       700,875
                                                      ---------    ----------
Pro forma expenses                                    9,961,237    10,148,954
Financial statement reporting adjustment
  for operations prior to the Merger                          -    (3,825,506)
                                                      ---------    ----------
Expenses per statements of operations                $9,961,237   $ 6,323,448
                                                      =========    ==========

ILLUMINET's primary costs are network operating expenses followed by personnel costs, depreciation and amortization of hardware, software and facilities assets, and software maintenance expenses.

Operating expenses increased $256,121, or 10%, for 1997 primarily to support the growth of Illuminet's SS7 network. The increase was comprised of increased personnel expenses related to new positions, and increased maintenance costs for new hardware and software.

Selling, general and administrative expenses decreased $107,448, or 4%, from 1996 levels due to a reduction in personnel expenses resulting from Merger-related position reductions. Selling, general and administrative expenses savings were offset by increased travel expenses and new marketing material costs related to increased sales and marketing efforts.

Depreciation and amortization expenses were comparable for 1996 and 1997 but are expected to increase with the placing into service of new network equipment. Such equipment has been installed to expand network capacity.

Network operating expenses increased $387,435, or 14%, for 1997 due to increased leased network connectivity, link, and LATA access charges incurred to support growth in customer connectivity to the SS7 network.

Corporate   realignment  expenses  were  comprised  primarily  of  non-recurring
Merger-related severance expenses incurred in the first quarter of 1996.

INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $41,931, or 47%, from $89,090 for the three months ended March 31, 1996, to $131,021 for the comparable 1997 period. This increase resulted primarily from an increase in available cash balances over the two periods resulting from the Merger.

On a pro forma basis, interest income increased by $24,526, or 23%, from $106,495 for the 1996 period to $131,021 for the 1997 period.

Interest expense increased $173,629, or 96%, from $180,070 for the three months ended March 31, 1996 to $353,699 for the 1997 period. The increase reflects three months of combined interest expense resulting from the Merger and a higher aggregate outstanding debt balance resulting from an additional loan for a total of approximately $2.7 million obtained from Rural Telephone Finance Cooperative in December, 1996.

On a pro forma basis, interest expense decreased $40,803, or 10%, from $394,502 for the 1996 period to $353,699 for the comparable 1997 period.

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

EARNINGS

ILLUMINET's net income increased $1,807,733 from a net loss of $(447,517) for the three months ended March 31, 1996, to net income of $1,360,216 for the comparable 1997 period. This increase primarily reflects an increase in network usage measurement revenues, the effect of non-recurring corporate realignment costs incurred during the 1996 period, and the impact of the post-

Merger operational efficiencies that have reduced costs as a percentage of revenues.

On a pro forma basis, ILLUMINET's net income increased $2,102,729 from a net loss of $(742,513) to net income of $1,360,216 for the three months ended March 31, 1996 and 1997, respectively, primarily resulting from positive revenue trends and by the completion of the Merger in 1996.

ILLUMINET believes that it will continue to have positive earnings in the future through new product and customer diversification and expansion into related telecommunications markets. ILLUMINET anticipates that increased expenditures in the development of services and products will continue over the next several years. While it is anticipated that the existing primary services and products will continue to be profitable, overall profitability in the immediate future could be negatively impacted by delays in obtaining new product revenues coupled with related increases in new product start-up costs. A general downward pressure on price caused by increased competition may also negatively impact profitability.

FORWARD LOOKING INFORMATION

ILLUMINET is including the following cautionary statement to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by or on behalf of, ILLUMINET. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, ILLUMINET.

Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, ILLUMINET cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, ILLUMINET, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, ILLUMINET:

a) Future operating results will be affected by the costs of continuing to develop and expand ILLUMINET's business which may be higher than ILLUMINET's expectations, and ILLUMINET may be required to raise additional capital or to borrow funds to complete such activities. There can be no assurance that additional funding will be available if such funding requirements exceed existing financing arrangements.

b) ILLUMINET's advanced data base, billing and collection, and network services are offered directly by other companies or groups of companies, many of which are significantly larger and better financed than ILLUMINET. Future operating results will be affected by ILLUMINET's ability to adjust to competitive pressures impacting ILLUMINET's market acceptance or prices.

c) Many of ILLUMINET's customers are regulated directly by the Federal Communications Commission or other state public utility commissions. Changes in regulations, or in interpretation of existing regulations, may affect ILLUMINET's current or planned product and service offerings.

d) ILLUMINET's SS7 network traffic tracking and measurement software products were developed under ILLUMINET's patents in the United States and Canada. Future operating results are subject to unforeseen events such as the cost, or failure, to defend the validity of such patents.

LIQUIDITY AND CAPITAL RESOURCES

ILLUMINET relies on a combination of cash generated from operations, debt and equity to fund service development and expansion activities. Currently, ILLUMINET's operating activities are generating positive cash flows. However, as ILLUMINET broadens its services and products to those requiring larger investments coupled with longer periods before subsequent revenues are generated, ILLUMINET believes there may be increased pressure on cash generated from operations. ILLUMINET anticipates continued high levels of investment in the development of new services and products over the next several years as ILLUMINET processes increased volumes relating to its network, data base, and billing-and-collection services, and broadens its product base to keep pace with changing markets and customer needs.

ILLUMINET's working capital (current assets minus current liabilities) was $7,964,882 as of March 31, 1997. ILLUMINET's cash and cash equivalent balances included $6,803,000 required as working capital to service ILLUMINET's clearinghouse customers. Such funds are received and disbursed on a monthly basis. The increase in working capital of $3,801,615 from $4,163,267 at March 31, 1996, reflects the increase in cash balances from operating activities, increased accounts receivable, and reductions in liabilities assumed in the Merger. These positive changes were offset by increased payables related to ILLUMINET's growing clearinghouse program, and the increased current portion of long-term debt. ILLUMINET believes that its existing cash balances, funds generated from its operations and borrowings available under its existing credit agreements will be sufficient to meet existing capital expenditure and working capital needs for the immediate future.

ILLUMINET's expenditures for property and equipment were $2,565,711 for the three months ended March 31, 1997. Expenditures for property and equipment were primarily for network equipment.

At March 31, 1997, ILLUMINET had a secured line of credit expiring August, 2001, with RTFC that permits ILLUMINET to borrow up to $7,300,000, not to exceed 80% of accounts receivable. There were no borrowings against the line of credit at March 31, 1997. Additionally at March 31, 1997, ILLUMINET had $5,188,007 of unused loan facilities established or committed with RTFC, maturing in the years 2000 and 2001.

                           PART II
                      OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
           None

ITEM 2: CHANGES IN SECURITIES
           None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
           Not applicable

        ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
           None

        ITEM 5: OTHER INFORMATION
           None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
            (a)  EXHIBITS  REQUIRED  TO BE FILED BY ITEM 601
                 OF  REGULATION  S-B
            Exhibit  11 -  Computation  of  Earnings  Per  Share
            Exhibit  27 -  Financial Data Schedule

            (b) REPORTS ON FORM 8-K
            No reports on Form 8-K were filed during the three months ended March 31, 1997.

                          SIGNATURES

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               USTN HOLDINGS, INC.



Date:  May 12, 1997            By:  /s/ Daniel E. Weiss
                                   -------------------------------------
                               Daniel E. Weiss, Vice President - Finance
                                  and Treasurer
                               (Principal Accounting Officer)