Form 10QSB
period 1997-06-30
USTN HOLDINGS INC
filed 1997-08-14
CIK 1002119

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                      For the quarterly period ended June 30, 1997

[   ]   Transition report under Section 13 or 15(d) of the Securities and
        Exchange Act of 1934

                  For the transition period from ___ to ___

                      COMMISSION FILE NUMBER 33-97876

                          ILLUMINET HOLDINGS, INC.
                         (f/k/a USTN HOLDINGS, INC.)
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

At June 30, 1997, 5,266,890 shares of common stock, $0.01 per share par value, and 2,632 shares of Series A convertible preferred stock, $0.01 per share par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes
No    X

                          ILLUMINET HOLDINGS, INC.

                      INDEX TO 10-QSB FOR THE QUARTERLY
                         PERIOD ENDED JUNE 30, 1997

                                                                                                       Page

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         Illuminet Holdings, Inc. Consolidated Balance Sheet - June 30, 1997                             2

         Illuminet Holdings, Inc. Consolidated Statements of Income -
         Six Months and Three Months ended June 30, 1997 and 1996                                        4

         Illuminet Holdings, Inc. Consolidated Statements of Cash Flows -
         Six Months ended June 30, 1997 and 1996                                                         5

         Notes to Consolidated Financial Statements - June 30, 1997                                      6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATIONS                                                                           8

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                                                              15

ITEM 2:  CHANGES IN SECURITIES                                                                          15

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                                                15

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                                            15

ITEM 5:  OTHER INFORMATION                                                                              15

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                               15

         SIGNATURES                                                                                     16

                                  PART I
                           FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                          ILLUMINET HOLDINGS, INC.

                         Consolidated Balance Sheet

                                June 30, 1997


                     ASSETS                                                              1997
                     ------                                                              ----
Current assets:
    Cash and cash equivalents                                                        $11,756,314
    Accounts receivable, less allowance
       for doubtful accounts of $594,000                                              25,170,973
    Prepaid expenses and other405,846
                                                                                      ----------
       Total current assets                                                           37,333,133
                                                                                      ----------
Property and equipment:
    Land                                                                                 911,765
    Building and leasehold improvements                                                6,912,736
    Equipment and furniture                                                            2,674,438
    Network assets                                                                    25,010,299
    Capitalized network costs                                                          8,215,385
    Computer hardware and software                                                    16,486,442
                                                                                      ----------
                                                                                      60,211,065
    Less:  Accumulated depreciation and amortization                                  29,603,237
                                                                                      ----------
       Total property and equipment                                                   30,607,828
                                                                                      ----------

Computer software product costs, less
    accumulated amortization of $942,000                                               1,916,234
Other assets, net of accumulated
    amortization of $93,000                                                            2,733,071
                                                                                      ----------
Total assets                                                                         $72,590,266
                                                                                      ==========



        See  accompanying  notes  to  consolidated  financial statements



                          ILLUMINET HOLDINGS, INC.

                    Consolidated Balance Sheet, Continued

                                June 30, 1997


LIABILITIES AND SHAREHOLDERS' EQUITY                                                      1997
---------------------------------                                                         ----
Current liabilities:
    Trade accounts payable                                                           $ 2,477,711
    Accrued expenses                                                                   1,738,808
    Due to customers                                                                  21,191,453
    Current portion of long-term debt                                                  2,236,820
        ----------
       Total current liabilities                                                      27,644,792
        ----------

Long-term debt, less current portion                                                  19,949,289
                                                                                      ----------
Shareholders' equity:
    Illuminet Holdings, Inc. Series A Convertible Preferred
       Stock, par value $.01 per share, authorized 4,416
       shares, issued and outstanding 2,632                                                   26
    Illuminet Holdings, Inc. Preferred Stock, par value $.01
       per share, authorized 95,584 shares, none issued
       or outstanding                                                                          -
    Illuminet Holdings, Inc. Common Stock, par value $.01
       per share, authorized 12,000,000 shares, issued and
       outstanding 5,266,890                                                              52,669
    Additional paid-in capital                                                        10,757,346
    Retained earnings                                                                 14,186,144
                                                                                      ----------
       Total shareholders' equity                                                     24,996,185
                                                                                      ----------
Total liabilities and shareholders' equity
                                                                                     $72,590,266
                                                                                      ==========


        See  accompanying  notes  to  consolidated  financial statements.




                            ILLUMINET HOLDINGS, INC.

                        Consolidated Statements of Income


                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                              June 30,
                                                    1997        1996                       1997       1996
                                                   ------------------                     -----------------
                                                      (Unaudited)                            (Unaudited)

Revenues                                   $12,813,200         $10,396,663         $24,385,091          $16,363,574
                                            ----------          ----------          ----------           ----------
Expenses:
    Operating                                2,989,027           2,320,150           5,914,020            4,633,223
    Selling, general
       and administrative                    2,364,443           2,417,983           4,706,901            3,971,678
    Depreciation and
       amortization                          1,562,176           1,590,814           3,094,741            2,697,380
    Network operating
       expenses                              3,624,605           2,854,462           6,785,826            3,854,509
    Corporate realignment                            -                   -                   -              350,067
                                            ----------          ----------          ----------           ----------
Total expenses                              10,540,251           9,183,409          20,501,488           15,506,857
                                            ----------          ----------          ----------           ----------

Operating income                             2,272,949           1,213,254           3,883,603              856,717

Interest income                                129,916             120,767             260,937              209,857
Interest expense                              (407,131)           (378,007)           (760,830)            (558,077)
                                            ----------          ----------          ----------           ----------
Income before income
     taxes                                   1,995,734            956,014            3,383,710              508,497

Income tax expense                              39,914                   -              67,674                    -
                                            ----------          ----------          ----------           ----------
Net income                                 $ 1,955,820         $   956,014         $ 3,316,036          $   508,497
                                            ==========          ==========          ==========           ==========
Weighted average
     common shares                           5,270,694          5,161,152            5,273,942            4,688,226
                                             ==========         ==========          ==========           ==========
Primary earnings per
     common share                          $      0.37         $      0.19         $      0.63          $      0.11
                                            ==========          ==========          ==========           ==========
Fully diluted earnings
     per common share                      $      0.33         $      0.17         $      0.56          $      0.11
                                            ==========          ==========          ==========           ==========

         See  accompanying  notes  to  consolidated  financial statements.

                            ILLUMINET HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

                            Six Months ended June 30,


                                                             1997                 1996
                                                             ----                 ----

Cash flows from operating activities:

    Cash received from customers                      $85,689,800           $71,316,169
    Interest received                                     252,200               231,568
    Cash paid to customers, suppliers
       and employees                                 (81,166,086)          (65,244,075)
    Income taxes paid                                   (167,921)                     -
    Income tax refund                                          -                173,795
    Interest paid                                       (910,350)             (599,291)
                                                     -----------              ---------
       Net cash provided by operating activities       3,697,643              5,878,166
                                                     -----------              ---------

Cash flows from investing activities:

    Cash acquired in acquisition of Independent
       Telecommunications Network, Inc.                        -                613,086
    Investment in Authentix, Inc.                              -              (400,000)
    Capital expenditures                              (3,417,692)           (1,607,734)
                                                      -----------             ---------
       Net cash used by investing activities          (3,417,692)           (1,394,648)
                                                      -----------             ---------
Cash flows from financing activities:

    Principal payments on notes payable                 (901,985)             (566,981)
    Payments to dissenting stockholders                 (136,159)           (1,197,919)
                                                      -----------             ---------
       Net cash used by financing activities          (1,038,144)           (1,764,900)
                                                     -----------              ---------

Net increase(decrease)in cash and cash equivalents      (758,193)             2,718,618

Cash and cash equivalents at:

    Beginning of year                                  12,514,507             6,992,206
                                                      -----------             ---------
    End of period                                    $11,756,314$             9,710,824
                                                       ==========            ==========

       See  accompanying  notes  to  consolidated  financial statements.

                           ILLUMINET HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                            June 30, 1997 (Unaudited)



(1)  BASIS OF PRESENTATION

The consolidated financial statements of Illuminet Holdings, Inc.(formerly USTN Holdings, Inc.), and its wholly-owned subsidiary Illuminet, Inc.,(collectively referred to as "ILLUMINET") presented in this Form 10-QSB are unaudited and reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of ILLUMINET's financial position, results of its operations and its cash flows for each period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. ILLUMINET believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ILLUMINET's latest annual report on FORM 10-KSB.

(2)  EARNINGS PER COMMON SHARE

Earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Other potentially dilutive securities include Illuminet Holdings, Inc. Series A Preferred Stock and convertible redeemable subordinated debentures, which if dilutive, are included in the calculation of fully diluted earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, ILLUMINET will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the six month and three month periods ended June 30, 1997 and 1996 is not expected to be material.

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

Assuming that the acquisition of ITN had taken place on January 1, 1996, unaudited pro forma results of operations from continuing operations for the six months ended June 30, 1996 would have been as follows:

       Revenues                             $20,172,801
                                             ==========
       Net income                           $   422,017
                                             ==========
       Income per common share              $      0.08
                                             ==========

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATIONS

BASIS OF PRESENTATION

Illuminet Holdings, Inc. (formerly USTN Holdings, Inc.), and its wholly-owned subsidiary Illuminet, Inc., (collectively referred to as "ILLUMINET") were incorporated in the State of Delaware on August 2, 1995, to effect the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN"). In accordance with terms of the merger, U.S. Intelco and ITN merged with and into USTN Services, Inc. ("USTN Services") on February 23, 1996 (the "Merger"). USTN Services subsequently changed its name to Illuminet, Inc. The Merger was accounted for as a purchase business combination with U.S. Intelco designated as the acquiring company. The results of ITN's operations are included in the consolidated financial statements prospectively from the date of the Merger. The pro forma information presented in this Management's Discussion and Analysis or Plan of Operations reflects the combined activities of U.S. Intelco and ITN as if the Merger had occurred effective January 1, 1996.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 and 1996

REVENUES. The following table summarizes ILLUMINET's services and the effect of the Merger on ILLUMINET revenues:

                                                 1997                 1996
                                                 ----                 ----

Billing-and-collection services           $ 3,629,367          $ 4,222,444
Data base services                         4,150,504             3,530,194
Network usage measurement                  1,696,705                     -
Other services                                86,387               542,821
                                           ----------           ----------
                                           9,562,963             8,295,459
                                          ----------            ----------
Services acquired by Merger:
---------------------------
Intelligent network services              12,482,475            10,391,661
Wireless services                          2,339,653             1,485,681
                                          ----------            ----------
                                          14,822,128            11,877,342
                                          ----------            ----------
Pro forma revenue                         24,385,091            20,172,801
Financial statement reporting adjustment
   for operations prior to the Merger              -           (3,809,227)
                                          ----------            ----------
Revenues per statements of income        $24,385,091           $16,363,574
                                          ==========            ==========

Billing-and-collection services revenues for 1997 decreased primarily as a result of a $653,984, or 19%, decrease in clearinghouse product line revenues. This decrease reflects a fourth quarter 1996 price decrease offset by a 10% increase in messages processed from 31.0 million in 1996 to 35.8 million in 1997, due to the addition of a large customer in the second quarter of 1996. Although clearinghouse volumes are expected to increase in 1997, revenues are expected to remain below 1996 levels due to the price decrease described above.

Data base services revenues increased, reflecting an increase in Calling Name Delivery ("CNAM") partially offset by a reduction in Line Information Data Base ("LIDB") product line revenues. CNAM revenues increased $573,058, or 303%, in 1997, reflecting growing market acceptance of the service introduced in 1995. CNAM queries increased 156% from 47.5 million in 1996 to 121.8 million in 1997. LIDB revenues decreased $205,324, or 8%, in 1997, reflecting a 14% decrease in queries processed from 80.3 million in 1996 to 69.4 million in 1997 due to increased market penetration by competing calling card service providers.

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

Other services revenues decreased primarily due to the termination of ILLUMINET's contract to provide voice messaging services for the State of Washington in September, 1996. Voice messaging contributed revenues of $413,705 for the 1996 period.

Intelligent network services revenues for 1997 increased primarily as a result of a $1,650,542, or 77%, increase in trunk signaling and related service revenues, reflecting new customer growth. Network connectivity product line revenues increased $549,892, or 14%, from growth in chargeable customer links. Offsetting the revenue growth in these product lines, LIDB switch and transport revenues decreased $495,428, or 23%, in 1997 due to lower query volumes and reduced prices brought on by competition.

Wireless services revenue increased primarily due to a $710,216, or 51%, increase in 1997 in cellular switch and transport revenues. The increase reflects customer growth and increased utilization of the network with message volumes increasing 101% from 473.0 million for the 1996 period to 951.4 million for the comparable 1997 period.

EXPENSES. The following table summarizes ILLUMINET's expenses and the effect of the Merger on ILLUMINET expenses:

                                                1997                       1996
                                                ----                       ----
Operating                                $ 5,914,020                $ 4,989,024
Selling, general and administrative        4,706,901                  4,809,371
Depreciation and amortization              3,094,741                  3,146,329
Network operating                          6,785,826                  5,559,938
Corporate realignment                              -                    700,875
                                          ----------                 ----------
Pro forma expenses                        20,501,488                 19,205,537
Financial statement reporting adjustment
   for operations prior to the Merger              -                (3,698,680)
                                          ----------                 ----------
Expenses per statements of income        $20,501,488                $15,506,857
                                          ==========                 ==========

ILLUMINET's primary costs are network operating expenses, which are primarily comprised of leased network connectivity charges incurred to establish and maintain customer connectivity to the company's Signaling System 7 ("SS7") network, followed by personnel costs, depreciation and amortization of hardware, software and facilities assets, and software maintenance expenses.

Operating expenses increased $924,996, or 19%, for 1997 primarily to support the growth of Illuminet's SS7 network. The increase was comprised of increased personnel expenses related to new positions, and increased maintenance costs for new hardware and software.

Selling, general and administrative expenses decreased $102,470, or 2%, from 1996 levels due to a reduction in personnel expenses resulting from Merger-related position reductions. Selling, general and administrative expenses savings were offset by increased travel expenses and new marketing material costs related to increased sales and marketing efforts.

Depreciation and amortization expenses were comparable for 1996 and 1997 but are expected to increase with the placing into service of new network equipment.

Network operating expenses increased $1,225,888, or 22%, for 1997 due to increased leased network connectivity, link, and LATA access charges incurred to support growth in customer connectivity to the SS7 network.

Corporate   realignment  expenses  were  comprised  primarily  of  non-recurring
Merger-related severance expenses incurred in the first quarter of 1996.

INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $51,080, or 24%, from $209,857 for the 1996 period to $260,937 for the comparable 1997 period. This increase resulted primarily from an increase in available cash balances over the two periods resulting from the Merger.

On a pro forma basis, interest income increased by $33,675, or 15%, from $227,262 for the 1996 period to $260,937 for the 1997 period.

Interest expense increased $202,753, or 36%, from $558,077 for the 1996 period to $760,830 for the comparable 1997 period. The increase reflects three months of combined interest expense resulting from the Merger and a higher aggregate outstanding debt balance resulting from an additional loan for a total of approximately $2.7 million obtained from Rural Telephone Finance Cooperative in December, 1996.

On a pro forma basis, interest expense was comparable for the 1996 and 1997 periods.

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

EARNINGS

ILLUMINET's net income increased $2,807,539 from $508,497 for the six months ended June 30, 1996, to $3,316,036 for the comparable 1997 period. This increase primarily reflects an increase in network usage measurement revenues, the effect of non-recurring corporate realignment costs incurred during the 1996 period, and the impact of the post-Merger operational efficiencies that have reduced costs as a percentage of revenues.

On a pro forma basis, ILLUMINET's net income increased $2,894,019 from $422,017 for the six months ended June 30, 1996, to $3,316,036 for the comparable 1997 period. primarily resulting from positive revenue trends and the completion of the Merger in 1996.

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

Three Months Ended June 30, 1997 and 1996

REVENUES. The following table summarizes revenues for ILLUMINET's services:

                                                     1997                  1996
                                                     ----                  ----
Billing-and-collection services               $ 1,868,070           $ 2,126,894
Data base services                              2,121,875             1,854,883
Network usage measurement                         912,296                     -
Other services                                     15,471               291,560
                                               ----------            ----------
                                                4,917,712             4,273,337
                                               ----------            ----------
Services acquired by Merger:
---------------------------
Intelligent network services                    6,757,269             5,182,796
Wireless services                               1,138,219               940,530
                                               ----------            ----------
                                                7,895,488             6,123,326
                                                ---------            ----------
Revenues per statements of income             $12,813,200           $10,396,663
                                               ==========            ==========

Billing-and-collection services revenues for 1997 decreased primarily as a result of a $327,041, or 18%, decrease in clearinghouse product line revenues. This decrease reflects a fourth quarter 1996 price decrease offset by a 10% increase in messages processed from 16.6 million in 1996 to 18.2 million in 1997, due to the addition of a large customer in the second quarter of 1996. Although clearinghouse volumes are expected to increase in 1997, revenues are expected to remain below 1996 levels due to the price decrease described above.

Data base services revenues increased, reflecting an increase in CNAM revenues partially offset by a reduction in LIDB product line revenues. CNAM revenues increased $281,321, or 244%, in 1997, reflecting growing market acceptance of the service introduced in 1995. CNAM queries increased 152% from 27.2 million in 1996 to 68.6 million in 1997. LIDB revenues decreased $142,387, or 11%, in 1997, reflecting a 14% decrease in queries processed from 41.1 million in 1996 to 35.2 million in 1997 due to increased market penetration by competing calling card service providers.

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

Other services revenues decreased primarily due to the termination of ILLUMINET's contract to provide voice messaging services for the State of Washington in September, 1996. Voice messaging contributed revenues of $223,406 for the 1996 period.

Intelligent network services revenues for 1997 increased primarily as a result of a $1,022,403, or 92%, increase in trunk signaling and related service revenues, reflecting new customer growth. Network connectivity product line revenues increased $414,052, or 21%, from growth in chargeable customer links. Offsetting the revenue growth in these product lines, LIDB switch and transport revenues decreased $269,552, or 24%, in is due to lower query volumes and reduced prices brought on by competition.

Wireless services revenue increased primarily due to a $114,065, or 13%, increase in 1997 in cellular switch and transport revenues. The increase reflects customer growth and increased utilization of the network with message volumes increasing 87% from 288.4 million for the 1996 period to 540.0 million for the comparable 1997 period.

EXPENSES. Operating expenses increased $542,049, or 22%, for 1997 primarily to support the growth of Illuminet's SS7 network. The increase was comprised of increased personnel expenses related to new positions, and increased maintenance costs for new hardware and software.

Selling, general and administrative expenses were comparable for the 1996 and 1997 periods. Reductions in personnel expenses resulting from Merger- related position reductions were offset by increased travel expenses and new marketing material costs related to increased sales and marketing efforts.

Depreciation and amortization expenses were comparable for 1996 and 1997 but are expected to increase with the placing into service of new network equipment.

Network operating expenses increased $838,453, or 30%, for 1997 due to increased leased network connectivity, link, and LATA access charges incurred to support growth in customer connectivity to the SS7 network.

INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $9,149, or 8%, from $120,767 for the three months ended June 30, 1996, to $129,916 for the comparable 1997 period. This increase resulted primarily from an increase in available cash balances over the two periods resulting from the Merger.

Interest expense increased $29,124, or 8%, from $378,007 for the three months ended June 30, 1996 to $407,131 for the 1997 period. The increase reflects a higher aggregate outstanding debt balance resulting from an additional loan for a total of approximately $2.7 million obtained from Rural Telephone Finance Cooperative in December, 1996.

EARNINGS

ILLUMINET's net income increased $999,806 from $956,014 for the three months ended June 30, 1996, to $1,955,820 for the comparable 1997 period. This increase primarily reflects an increase in network usage measurement revenues, and the impact of the post-Merger operational efficiencies that have reduced costs as a percentage of revenues.

ILLUMINET's net income increased $791,290 from $1,164,530 to $1,955,820 for the three months ended June 30, 1996 and 1997, respectively, primarily resulting from positive revenue trends and by the completion of the Merger in 1996.

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

ILLUMINET's working capital (current assets minus current liabilities) was $9,688,341 as of June 30, 1997. ILLUMINET's cash and cash equivalent balances included $7,713,000 required as working capital to service ILLUMINET's clearinghouse customers. Such funds are received and disbursed on a monthly basis. The increase in working capital of $5,383,378 from $4,304,963 at June 30, 1996, reflects the increase in cash balances from operating activities, increased accounts receivable, and reductions in liabilities assumed in the Merger. These positive changes were offset by increased payables related to ILLUMINET's growing clearinghouse program, and the increased current portion of long-term debt. ILLUMINET believes that its existing cash balances, funds generated from its operations and borrowings available under its existing credit agreements will be sufficient to meet existing capital expenditure and working capital needs for the immediate future.

ILLUMINET's expenditures for property and equipment were $3,417,692 for the six months ended June 30, 1997. Expenditures for property and equipment were primarily for network equipment.

At June 30, 1997, ILLUMINET had a secured line of credit expiring August, 2001, with RTFC that permits ILLUMINET to borrow up to $7,300,000, not to exceed 80% of accounts receivable. There were no borrowings against the line of credit at June 30, 1997. Additionally at June 30, 1997, ILLUMINET had $5,188,007 of unused loan facilities established or committed with RTFC, maturing in the years 2000 and 2001.

                                PART II
                           OTHER INFORMATION

ITEM 1:       LEGAL PROCEEDINGS
                  None

ITEM 2:       CHANGES IN SECURITIES
                  None

ITEM 3:       DEFAULTS UPON SENIOR SECURITIES
                  Not applicable

ITEM 4:      SUBMISSION  OF  MATTERS TO A VOTE OF  SECURITY-HOLDERS  At the
                Annual Meeting of Stockholders of USTN Holdings, Inc. ("USTN"), held on April 30, 1997, the following numbers of votes were cast for the matters indicated:

1. Proposal to amend USTN's Certificate of Incorporation to change the name of USTN to Illuminet Holdings, Inc.:
                                          Broker
    For             Against   Abstain     Non-Vote
    ---------       -------   -------     --------
    3,961,371          0       72,053     1,472,563

2. Election of two Class I Directors of USTN to a three-year term expiring at the 2000 Annual Meeting:
                                                             Broker
    Nominee                  For       Against   Abstain     Non-Vote
    --------------------     ---       -------   -------     --------
    Kenneth L. Lein        4,023,124       724     9,576    1,472,563
    G.I. Ross              4,023,848         0     9,576    1,472,563

    The following individuals continued as USTN directors after the Annual
    Meeting:

    Richard A. Lumpkin
    Gregory J. Wilkinson
    Theodore D. Berns
    Eugene L. Cole
    Aubrey E. Judy
    James S. Quarforth
    James W. Strand

ITEM 5:     OTHER INFORMATION
              None

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K
             (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601
                  OF REGULATION S-B
                  Exhibit 11 - Computation of Earnings Per Share
                  Exhibit 27 - Financial Data Schedule

             (b)  REPORTS ON FORM 8-K
                  No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ILLUMINET HOLDINGS, INC.



Date:  August 8, 1997                   By:  /s/ Daniel E. Weiss
                                             ---------------------------
                                             Daniel E. Weiss, Vice President -
                                             Finance and Treasurer
                                             (Principal Accounting Officer)

                                                                     EXHIBIT 11
                           ILLUMINET HOLDINGS, INC.

Computation of Earnings Per Share

                                                   Three Months Ended                   Six Months Ended
                                                         June 30,                             June 30,
                                                  1997               1996                1997           1996
                                             -----------------------------          -------------------------
Primary:

Average common shares
outstanding                                  5,270,694           5,161,152           5,273,942       4,688,226
                                             =========           =========           =========       =========

Net income                                  $1,955,820           $ 956,014          $3,316,036      $  508,497
                                             =========            ========           =========       =========

Per share amount                            $     0.37           $    0.19          $     0.63      $     0.11
                                             =========            ========           =========       =========

Fully diluted:

Primary average common
    shares outstanding                       5,270,694           5,161,152           5,273,942       4,688,226
Assumed conversion of
    ILLUMINET 7.5%
    Debentures                                 907,923             946,853             911,393               -
Assumed conversion of
    ILLUMINET Series A
    Preferred Stock                            224,036              22,770             224,175               -
                                             ---------           ---------           ---------       ---------
                                             6,402,653           6,130,775           6,409,509       4,688,226
                                             =========           =========           =========       =========

Net income                                  $1,955,820           $ 956,014          $3,316,036      $  508,497
Add ILLUMINET 7.5%
    Debenture interest,
    net of federal
    income tax effect                          129,598              68,177             260,473               -
                                             ---------           ---------           ---------       ---------
Totals                                      $2,085,418          $1,024,191          $3,576,509      $  508,497
                                             =========           =========           =========       =========

Per share amount                            $     0.33          $     0.17          $     0.56      $     0.11
                                             =========           =========           =========       =========