Form 10QSB
period 1997-09-30
ILLUMINET HOLDINGS INC
filed 1997-11-12
CIK 1002119

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly  report under Section 13 or 15(d) of the  Securities  and Exchange
    Act of 1934

             For the quarterly period ended September 30, 1997

[ ] Transition  report under Section 13 or 15(d) of the  Securities and Exchange
    Act of 1934

                 For the transition period from ___ to ___

                         COMMISSION FILE NUMBER 33-97876

                            ILLUMINET HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                              36-4042177
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


4501 Intelco Loop, Lacey, Washington                              98503
(Address of principal executive office)                         (Zip code)


                                 (360) 493-6000
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days. Yes \X\   No \_\


At September 30, 1997, 5,330,027 shares of common stock, $0.01 per share par value, and 2,460 shares of Series A convertible preferred stock, $0.01 per share par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes \_\  No \X\

                           ILLUMINET HOLDINGS, INC.

                      INDEX TO 10-QSB FOR THE QUARTERLY
                       PERIOD ENDED SEPTEMBER 30, 1997


                                                                      Page

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

  Illuminet Holdings, Inc. Consolidated Balance Sheet -
     September 30, 1997                                                2

  Illuminet Holdings, Inc. Consolidated Statements of Income -
     Nine months and three months ended September 30, 1997 and 1996    4

  Illuminet Holdings, Inc. Consolidated Statements of Cash Flows -
     Nine months ended September 30, 1997 and 1996                     5

  Notes to Consolidated Financial Statements - September 30, 1997      6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
   OR PLAN OF OPERATIONS                                               8

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                            15

ITEM 2:  CHANGES IN SECURITIES                                        15

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                              15

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS          15

ITEM 5:  OTHER INFORMATION                                            15

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                             15

SIGNATURES                                                            16

                                    PART I
                            FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS

                           ILLUMINET HOLDINGS, INC.

                          Consolidated Balance Sheet



           ASSETS                                    September 30, 1997
           ------                                    ------------------
Current assets:
   Cash and cash equivalents                            $10,788,694
   Accounts receivable, less allowance
     for doubtful accounts of $839,000                   27,917,659
   Prepaid expenses and other                               523,287
                                                         ----------
     Total current assets                                39,229,640
                                                         ----------
Property and equipment:
   Land                                                     911,765
   Building and leasehold improvements                    6,918,014
   Equipment and furniture                                2,736,443
   Network assets                                        29,384,516
   Capitalized network costs                              8,242,658
   Computer hardware and software                        18,130,362
                                                         ----------
                                                         66,323,758

   Less:  Accumulated depreciation and amortization      31,139,237
                                                         ----------
     Total property and equipment                        35,184,521
                                                         ----------

Computer software product costs, less
   accumulated amortization of $1,083,000                 1,775,960
Other assets, net of accumulated
   amortization of $96,975                                2,678,926
                                                         ----------
Total assets                                            $78,869,047
                                                         ==========


    See accompanying notes to consolidated financial statements.

                           ILLUMINET HOLDINGS, INC.

                    Consolidated Balance Sheet, Continued




LIABILITIES AND SHAREHOLDERS' EQUITY                 September 30, 1997
------------------------------------                 ------------------
Current liabilities:
   Trade accounts payable                              $ 6,553,790
   Accrued expenses                                      2,322,747
   Due to customers                                     20,981,477
   Current portion of long-term debt                     2,268,758
                                                        ----------
     Total current liabilities                          32,126,772
                                                        ----------

Long-term debt, less current portion                    18,751,336
                                                        ----------
Shareholders' equity:
   Illuminet Holdings, Inc. Series A Convertible Preferred
     Stock, par value $.01 per share, authorized 4,416
     shares, issued and outstanding 2,460                       25
   Illuminet Holdings, Inc. Preferred Stock, par value $.01
     per share, authorized 95,584 shares, none issued
     or outstanding                                              -
   Illuminet Holdings, Inc. Common Stock, par value $.01
     per share, authorized 12,000,000 shares, issued and
     outstanding 5,330,027                                  53,300
   Additional paid-in capital                           11,295,565
   Retained earnings                                    16,642,049
                                                        ----------
     Total shareholders' equity                         27,990,939
                                                        ----------
Total liabilities and shareholders' equity             $78,869,047
                                                        ==========


         See accompanying notes to consolidated financial statements.

                           ILLUMINET HOLDINGS, INC.

                      Consolidated Statements of Income



                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                              1997         1996          1997         1996
                              ----         ----          ----         ----

Revenues                  $14,454,941   $11,464,336  $38,840,032   $27,827,910
                           ----------    ----------   ----------    ----------
Expenses:
   Operating                3,307,890     2,600,475    9,221,910     7,233,698
   Selling, general
     and administrative     2,504,615     2,188,914    7,211,516     6,160,592
   Depreciation and
     amortization           1,562,177     1,670,436    4,656,918     4,367,816
   Network operating
     expenses               4,361,778     2,625,708   11,147,604     6,480,217
   Corporate realignment            -             -            -       350,067
                           ----------    ----------   ----------    ----------
Total expenses             11,736,460     9,085,533   32,237,948    24,592,390
                           ----------    ----------   ----------    ----------

Operating income            2,718,481     2,378,803    6,602,084     3,235,520

Interest income               190,192       121,542      451,129       331,399
Interest expense             (400,236)     (362,688)  (1,161,066)    (920,765)
                           ----------    ----------   ----------    ----------
Income before income
   taxes                    2,508,437     2,137,657    5,892,147     2,646,154

Income tax expense             52,531             -      120,205             -
                           ----------    ----------   ----------    ----------
Net income                $ 2,455,906   $ 2,137,657  $ 5,771,942 $   2,646,154
                           ==========    ==========   ==========    ==========
Weighted average
   common shares            5,287,478     5,161,152    5,278,504     4,847,019
                           ==========    ==========   ==========    ==========
Primary earnings per
   common share           $       .46   $      0.41  $      1.09   $      0.55
                           ==========    ==========   ==========    ==========
Fully diluted earnings
   per common share       $       .40   $      0.38  $       .96   $      0.55
                           ==========    ==========   ==========    ==========





         See accompanying notes to consolidated financial statements.

                           ILLUMINET HOLDINGS, INC.

                    Consolidated Statements of Cash Flows

                                                         Nine Months Ended
                                                           September 30,
                                                        1997           1996
                                                        ----           ----

Cash flows from operating activities:

   Cash received from customers                    $128,325,872   $114,617,300
   Interest received                                    443,528        332,479
   Cash paid to customers, suppliers
     and employees                                 (120,169,277)  (103,139,122)
   Income taxes paid                                   (196,500)           -
   Income tax refund                                          -        173,795
   Interest paid                                     (1,485,389)    (1,034,555)
                                                    -----------    -----------
     Net cash provided by operating activities        6,918,234     10,949,897
                                                    -----------    -----------

Cash flows from investing activities:

   Cash acquired in acquisition of Independent
     Telecommunications Network, Inc.                         -        613,086
   Investment in Authentix, Inc.                              -       (650,000)
   Capital expenditures                              (7,143,545)    (4,623,228)
                                                    -----------    -----------
     Net cash used by investing activities           (7,143,545)    (4,660,142)
                                                    -----------    -----------
Cash flows from financing activities:

   Principal payments on notes payable               (1,364,343)      (881,400)
   Payments to dissenting stockholders                 (136,159)    (1,198,695)
                                                    -----------    -----------
     Net cash used by financing activities           (1,500,502)    (2,080,095)
                                                    -----------    -----------

Net increase(decrease)in cash and cash equivalents   (1,725,813)     4,209,660

Cash and cash equivalents at:

   Beginning of year                                 12,514,507      6,992,206
                                                    -----------    -----------
   End of period                                   $ 10,788,694   $ 11,201,866
                                                    ===========    ===========



         See accompanying notes to consolidated financial statements.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, ILLUMINET will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the nine month and three month periods ended September 30, 1997 and 1996 is not expected to be material.

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

Assuming that the acquisition of ITN had taken place on January 1, 1996, unaudited pro forma results of operations from continuing operations for the nine months ended September 30, 1996 would have been as follows:

     Revenues                                       $31,637,137
                                                     ==========
     Net income                                     $ 2,559,674
                                                     ==========
     Income per common share                        $      0.50
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

RESULTS OF OPERATIONS

Nine months Ended September 30, 1997 and 1996

REVENUES. The following table summarizes ILLUMINET's services and the effect of the Merger on ILLUMINET revenues:


                                                               Change
                              1997         1996             $          %
                              ----         ----            ---        ---
Billing-and-collection
 services                 $ 5,107,064   $ 6,371,354  $(1,264,290)   (20%)
Data base services          6,586,817     5,504,887    1,081,930     20%
Network usage measurement   2,548,200       521,632    2,026,568    389%
Other services                107,013       723,058     (616,045)   (85%)
                           ----------    ----------   ----------     ---
                           14,349,094    13,120,931    1,228,163      9%
                           ----------    ----------   ----------     ---
Services acquired by Merger:
---------------------------
Intelligent network
 services                  20,486,351    15,799,884    4,686,467     30%
Wireless services           4,004,587     2,716,322    1,288,265     47%
                           ----------    ----------   ----------     ---
                           24,490,938    18,516,206    5,974,732     32%
                           ----------    ----------   ----------     ---
Pro forma revenue          38,840,032    31,637,137    7,202,895     23%
Financial statement
 reporting adjustment
 for operations prior
 to the Merger                      -    (3,809,227)   3,809,227    100%
                           ----------    ----------   ----------     ---
Revenues per statements
 of income                $38,840,032   $27,827,910  $11,012,122     40%
                           ==========    ==========   ==========     ===



Billing-and-collection services revenues for 1997 decreased primarily as a result of a $1,356,429, or 26%, decrease in clearinghouse product line revenues. This decrease reflects a fourth quarter 1996 price decrease offset by a 9% increase in messages processed from 49.7 million in 1996 to 54.3 million in 1997, due to the addition of a large customer in the second quarter of 1996. Although clearinghouse volumes in 1997 are higher than in 1996, revenues are expected to remain below 1996 levels due to the price decrease described above.

Data base services revenues increased, primarily reflecting an increase in Calling Name Delivery ("CNAM") product line revenues. CNAM revenues increased $1,057,765, or 271%, in 1997, reflecting growing market acceptance of the service introduced in 1995. CNAM queries increased 147% from 81.6 million in 1996 to 201.5 million in 1997.

Network usage measurement revenues derived from the sale of ILLUMINET's SS7 network traffic tracking and measurement software products AMAT7(R)and CDR7(R)increased in 1997 due to finalization of sales during the period. Network usage measurement product sales have a long sales cycle with each individual sale normally contributing significant revenue to the product line.

Other services revenues decreased primarily due to the termination of ILLUMINET's contract to provide voice messaging services for the State of Washington in September, 1996. Voice messaging contributed revenues of $548,520 for the 1996 period.

Intelligent network services revenues for 1997 increased primarily as a result of a $2,979,560, or 90%, increase in trunk signaling and related service revenues, reflecting new customer growth. Network connectivity product line revenues increased $2,022,063, or 35%, from growth in chargeable customer links. Offsetting the revenue growth in these product lines, LIDB switch and transport revenues decreased $586,157, or 19%, in 1997 due to lower query volumes and reduced prices brought on by competition.

Wireless services revenue increased primarily due to a $958,163, or 39%, increase in 1997 in cellular switch and transport revenues. The increase reflects customer growth and increased utilization of the network with message volumes increasing 91% from 872.9 million for the 1996 period to 1,666.2 million for the comparable 1997 period.

EXPENSES. The following table summarizes ILLUMINET's expenses and the effect of the Merger on ILLUMINET expenses:

                                                              Change
                              1997         1996             $         %
                              ----         ----            ---       ---
Operating                 $ 9,221,910   $ 7,589,499  $ 1,632,411     22%
Selling, general
 and administrative         7,211,516     6,998,285      213,231      3%
Depreciation and
 amortization               4,656,918     4,816,765     (159,847)    (3%)
Network operating          11,147,604     8,185,646    2,961,958     36%
Corporate realignment               -       700,875     (700,875)  (100%)
                           ----------    ----------   ----------     ---
Pro forma expenses         32,237,948    28,291,070    3,946,878     14%
Financial statement
 reporting adjustment
 for operations prior
 to the Merger                      -    (3,698,680)   3,698,680    100%
                           ----------    ----------   ----------     ---
Expenses per statements
 of income                $32,237,948   $24,592,390  $ 7,645,558     31%
                           ==========    ==========   ==========     ===

ILLUMINET's primary costs are network operating expenses, which are primarily comprised of leased network connectivity charges incurred to establish and maintain customer connectivity to the company's Signaling System 7 ("SS7") network, followed by personnel costs, depreciation and amortization of hardware, software and facilities assets, and software maintenance expenses.

Operating expenses increased in 1997 primarily to support the increased use and expansion of Illuminet's SS7 network. The increase was comprised mainly of higher personnel expenses related to new positions, and increased maintenance costs for new hardware and software.

Selling, general and administrative expenses increased from 1996 levels due to higher personnel expenses related to new positions, increased travel expenses, and new marketing material costs related to increased sales and marketing efforts.

Depreciation and amortization expenses were comparable for 1996 and 1997 but are expected to increase with the placing into service of new network equipment.

Network   operating   expenses   increased  due  to  increased   leased  network
connectivity, link, and LATA access charges incurred to support increased use and expansion of, and customer connectivity to, the SS7 network.

Corporate   realignment  expenses  were  comprised  primarily  of  non-recurring
Merger-related severance expenses incurred in the first quarter of 1996.

INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $119,730, or 36%, from $331,399 for the 1996 period to $451,129 for the comparable 1997 period. This increase resulted primarily from an increase in available cash balances over the two periods resulting from the Merger.

On a pro forma basis, interest income increased by $102,325, or 29%, from $348,804 for the 1996 period to $451,129 for the 1997 period.

Interest expense increased $240,301, or 26%, from $920,765 for the 1996 period to $1,161,066 for the comparable 1997 period. The increase reflects two months of combined interest expense resulting from the Merger and a higher aggregate outstanding debt balance resulting from an additional loan for a total of approximately $2.7 million obtained from Rural Telephone Finance Cooperative in December, 1996.

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



EARNINGS

ILLUMINET's net income increased $3,125,788, or 118%, from $2,646,154 for the nine months ended September 30, 1996, to $5,771,942 for the comparable 1997 period. This increase primarily reflects an increase in network usage measurement revenues, the effect of non-recurring corporate realignment costs incurred during the 1996 period, and the impact of the post-Merger operational efficiencies that have reduced costs as a percentage of revenues.

On a pro forma basis, ILLUMINET's net income increased $3,212,268, or 125%, from $2,559,674 for the nine months ended September 30, 1996, to $5,771,942 for the comparable 1997 period primarily resulting from positive revenue trends and the completion of the Merger in 1996.

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

Three Months Ended September 30, 1997 and 1996

REVENUES.  The following table summarizes revenues for ILLUMINET's services:

                                                               Change
                              1997         1996             $          %
                              ----         ----            ---        ---
Billing-and-collection
 services                 $ 1,477,697   $ 2,148,910    $(671,213)   (31%)
Data base services          2,436,313     1,974,693      461,620     23%
Network usage measurement     851,495       521,632      329,863     63%
Other services                 20,626       180,237     (159,611)   (89%)
                           ----------    ----------    ---------     ---
                            4,786,131     4,825,472      (39,341)    (1%)
                           ----------    ----------    ---------     ---
Services acquired by Merger:
---------------------------
Intelligent network
 services                   8,003,876     5,408,223    2,595,653     48%
Wireless services           1,664,934     1,230,641      434,293     35%
                           ----------    ----------    ---------     ---
                            9,668,810     6,638,864    3,029,946     46%
                           ----------    ----------    ---------     ---
Revenues per statements
 of income                $14,454,941   $11,464,336   $2,990,605     26%
                           ==========    ==========    =========     ===

Billing-and-collection services revenues for 1997 decreased primarily as a result of a $702,445, or 39%, decrease in clearinghouse product line revenues. This decrease reflects a fourth quarter 1996 price decrease. Messages processed were comparable for the two periods.

Data base services revenues increased, reflecting an increase in CNAM revenues. CNAM revenues increased $484,707, or 241%, in 1997, reflecting growing market acceptance of the service introduced in 1995. CNAM queries increased 134% from
34.1 million in 1996 to 79.7 million in 1997.

Network usage measurement revenues derived from the sale of ILLUMINET's SS7 network traffic tracking and measurement software products AMAT7(R)and CDR7(R)increased in 1997 due to finalization of sales during the period. Network usage measurement product sales have long sales cycle with each individual sale normally contributing significant revenue to the product line.

Other services revenues decreased primarily due to the termination of ILLUMINET's contract to provide voice messaging services for the State of Washington in September, 1996. Voice messaging contributed revenues of $134,815 for the 1996 period.

Intelligent network services revenues for 1997 increased primarily as a result of a $1,329,018, or 113%, increase in trunk signaling and related service revenues, reflecting new customer growth. Network connectivity product line revenues increased $1,472,171, or 78%, from growth in chargeable customer links.

Wireless services revenue increased primarily due to a $247,947, or 24%, increase in 1997 in cellular switch and transport revenues. The increase reflects customer growth and increased utilization of the network with message volumes increasing 79% from 399.9 million for the 1996 period to 714.8 million for the comparable 1997 period.


EXPENSES. The following table summarizes ILLUMINET's expenses:
                                                               Change
                              1997         1996             $         %
                              ----         ----            ---       ---
Operating                 $ 3,307,890    $2,600,475   $  707,415     27%
Selling, general
 and administrative         2,504,615     2,188,914      315,701     14%
Depreciation and
 amortization               1,562,177     1,670,436     (108,259)    (6%)
Network operating           4,361,778     2,625,708    1,736,070     66%
                           ----------     ---------    ---------     ---
Expenses per statements
 of income                $11,736,460    $9,085,533   $2,650,927     29%
                           ==========     =========    =========     ===


Operating expenses increased primarily to support the increased use and expansion of Illuminet's SS7 network. The increase was comprised of increased personnel expenses related to new positions, and increased maintenance costs for new hardware and software.

Selling, general and administrative expenses increased from 1996 levels due to higher personnel expenses related to new positions, increased travel expenses, and new marketing material costs related to increased sales and marketing efforts.

Depreciation and amortization expenses were comparable for 1996 and 1997 but are expected to increase with the placing into service of new network equipment.

Network   operating   expenses   increased  due  to  increased   leased  network
connectivity, link, and LATA access charges incurred to support increased use and expansion of, and customer connectivity to, the SS7 network.

INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $68,650, or 56%, from $121,542 for the three months ended September 30, 1996, to $190,192 for the comparable 1997 period. This increase resulted primarily from an increase in available cash balances over the two periods resulting from the Merger.

Interest expense increased $37,548, or 10%, from $362,688 for the three months ended September 30, 1996 to $400,236 for the 1997 period. The increase reflects a higher aggregate outstanding debt balance resulting from an additional loan for a total of approximately $2.7 million obtained from Rural Telephone Finance Cooperative in December, 1996.

EARNINGS

ILLUMINET's net income increased $318,249, or 15%, from $2,137,657 for the three months ended September 30, 1996, to $2,455,906 for the comparable 1997 period. This increase primarily reflects an increase in network usage measurement revenues, and the impact of the post-Merger operational efficiencies that have reduced costs as a percentage of revenues.

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

Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, ILLUMINET cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, ILLUMINET, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

ILLUMINET's working capital (current assets minus current liabilities) was $7,102,868 as of September 30, 1997. ILLUMINET's cash and cash equivalent balances included $4,682,000 required as working capital to service ILLUMINET's clearinghouse customers. Such funds are received and disbursed on a monthly basis. The increase in working capital of $2,440,642 from $4,662,226 at September 30, 1996, reflects the increase in accounts receivable from increased revenue and ILLUMINET's growing volumes in the clearinghouse program, and reductions in liabilities assumed in the Merger. These positive changes were offset by increased payables related to ILLUMINET's growing clearinghouse program, and the increased current portion of long-term debt. ILLUMINET believes that its existing cash balances, funds generated from its operations and borrowings available under its existing credit agreements will be sufficient to meet existing capital expenditure and working capital needs for the immediate future.

ILLUMINET's expenditures for property and equipment were $7,143,545 for the nine months ended September 30, 1997. Expenditures for property and equipment were primarily for network equipment.

At September 30, 1997, ILLUMINET had a secured line of credit expiring August, 2001, with RTFC that permits ILLUMINET to borrow up to $7,300,000, not to exceed 80% of accounts receivable. There were no borrowings against the line of credit at September 30, 1997. Additionally at September 30, 1997, ILLUMINET had $5,188,007 of unused loan facilities established or committed with RTFC, maturing in the years 2000 and 2001.

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

         (b) REPORTS ON FORM 8-K
             No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                  SIGNATURES

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ILLUMINET HOLDINGS, INC.



Date:  November 7, 1997             By:  /s/ Daniel E. Weiss
                                         -----------------------------------
                                    Daniel E. Weiss, Vice President - Finance
                                    and Treasurer
                                    (Principal Accounting Officer)