Form 10KSB
period 1997-12-31
ILLUMINET HOLDINGS INC
filed 1998-03-31
CIK 1002119

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

(Mark One)

/X/ Annual report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

             For the fiscal year ended December 31, 1997

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year. $54,308,057

Voting stock held by non-affiliates has no currently quoted market value. No voting stock held by non-affiliates has been the subject of bid or ask prices in the past 60 days.

At December 31, 1997, 5,347,081 shares of common stock, $0.01 per share par value were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes __  No  X

                         ILLUMINET HOLDINGS, INC.
                    INDEX TO 10-KSB FOR THE FISCAL
                     YEAR ENDED DECEMBER 31, 1997


PAGE

----
                                     PART I

ITEM 1:       DESCRIPTION OF BUSINESS                                        3

ITEM 2:       DESCRIPTION OF PROPERTY                                        4

ITEM 3:       LEGAL PROCEEDINGS                                              5

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            5

                                     PART II

ITEM 5:       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       6

ITEM 6:       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS     6

ITEM 7:       FINANCIAL STATEMENTS

     Illuminet Holdings, Inc. Consolidated Balance Sheets -
       December 31, 1997 and 1996                                           12
     Illuminet Holdings, Inc. Consolidated Statements of Income -
       Years ended December 31, 1997 and 1996                               14
     Illuminet Holdings, Inc. Consolidated Statements of Shareholders'
       Equity - Years ended December 31, 1997 and 1996                      15
     Illuminet Holdings, Inc. Consolidated Statements of Cash Flows -
       Years ended December 31, 1997 and 1996                               16
     Notes to Consolidated Financial Statements - December 31, 1997         17
       Report of Ernst & Young LLP, Independent Auditors                    28

ITEM 8:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                      28

                                    PART III

ITEM 9:       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT             29

ITEM 10:      EXECUTIVE COMPENSATION                                        34

ITEM 11:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                               39

ITEM 12:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                43

ITEM 13:      EXHIBITS, LIST AND REPORTS ON FORM 8-K                        44

SIGNATURES                                                                  47

                                     PART I


ITEM 1:   DESCRIPTION OF BUSINESS

Illuminet Holdings, Inc. (formerly USTN Holdings, Inc.), and its wholly-owned subsidiary Illuminet, Inc. (formerly USTN Services, Inc.), (collectively referred to as "ILLUMINET") were incorporated in the State of Delaware on August 2, 1995 to effect the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN"). In accordance with terms of the merger, U.S. Intelco and ITN merged with and into Illuminet, Inc. on February 23, 1996 (the "Merger").

The Merger was accounted for as a purchase business combination in accordance with generally accepted accounting principles with U.S. Intelco designated as the acquiring company. Accordingly, the consolidated statements of income and cash flows for the year ended December 31, 1996 presented in this Form 10-KSB include the results of ITN's operations prospectively from the date of the Merger. The pro forma information presented in the Management's Discussion and Analysis or Plan of Operations item reflects the combined activities of U.S. Intelco and ITN as if the Merger had occurred effective January 1, 1996.

ILLUMINET is engaged in the business of developing, managing and marketing a Signaling System 7 ("SS7") network and related products and services based on SS7 technology to the entire telecommunications marketplace, including network services and other products and services to the cellular market. SS7 is a telecommunications industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as card validation, Advanced Intelligent Network ("AIN") services, Local Number Portability, cellular services, 800 Number Portability, and Calling Name Delivery. Additionally, ILLUMINET provides advanced data base services, billing-and-collection services, calling card services, and network traffic tracking and measurement software products to a range of telephone companies as well as interexchange carriers ("Carriers"), operator service providers ("OSPs") and other telecommunications companies and providers of telecommunications services. ILLUMINET primarily provides services to companies in the telecommunications industry that are located throughout the United States and considers all of its operations as one segment.

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

     Although ILLUMINET's network may be similar to the other SS7 networks, ILLUMINET believes its network offers its customers significant advantages apart from the technology. The focus of ILLUMINET's network offerings is on carrier to carrier services and excludes any service to the public. As such, this neutrality allows carrier customers the incentive to provide viewpoints on services offered by the network and the timing of the delivery of such services without the concern of aiding their competitors.

Regulation

     ILLUMINET does not provide voice-grade or data telecommunications services to the public. ILLUMINET will provide facilities and services on a private contractual basis to other entities in the telecommunications industry which will utilize the services and facilities in their provision of both regulated and nonregulated telecommunications services. In as much as ILLUMINET does not provide voice-grade or data common carrier telecommunications services, it is anticipated that the provision of facilities and services by ILLUMINET will not be subject to regulation by the FCC or state public utility commissions.

Suppliers

     Certain aspects of ILLUMINET's services incorporate services or products provided by third parties. For example, a regional Bell operating company ("RBOC") provides the data base used in ILLUMINET's 800 data base services which allow carriers to query an 800 data base to obtain screening and routing information for originating 800 calls. Additionally, several inter-exchange carriers provide data transmission lines that are integral to ILLUMINET's SS7 network. The providers of these services are not the only available sources of such services. Consequently, ILLUMINET believes that if necessary, such services can be obtained from alternative vendors at competitive rates.

Intellectual Property

     ILLUMINET relies on a combination of copyright, trademark, trade secret, unfair competition and other intellectual property laws, a patent, confidentiality procedures and contractual provisions to protect its proprietary rights, the most significant of which is ILLUMINET's patent on network usage measurement. Such protections, however, may not be adequate to prevent misappropriation of such rights and may not preclude competitors from independently developing services similar to ILLUMINET's services. The technology underlying ILLUMINET's patent is a usage measurement system for a telephone signaling network. The patent will expire on January 18, 2010. As part of a patent settlement arrangement, ILLUMINET has granted a third-party a non-exclusive, irrevocable, fully paid license to make, have made, sell, offer to sell and/or use products, systems, methods and/or processes under the patent. The license granted to the third-party does not include any right of third-party in or to any particular technology of ILLUMINET which embodies the patent, such as ILLUMINET's INMART or AMAT7(R) software. From time to time ILLUMINET receives or solicits inquiries for the sale or licensing of certain of its assets, including the patent, which it will consider on a case-by-case basis.

Employees

     As of December 31, 1997, ILLUMINET had 233 full-time employees.


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

     ILLUMINET also leases 18,683 square feet of office space in Overland Park, Kansas, where in addition to certain selling and administrative functions, ILLUMINET has its Network Surveillance and Control Center (NSCC) which operates on a 24-hour a day basis, 7 days a week. The lease term began August 16, 1993 and expires August 15, 1998. ILLUMINET has entered into a separate five-year lease with another party beginning August 16, 1998, with the option to renew the lease for an additional five year period, for a 23,000 square foot facility that is being currently constructed in Overland Park, Kansas, to suit ILLUMINET's specifications.

     ILLUMINET's network operations include redundant Signal Transfer Points ("STPs") facilities located in Mattoon, Illinois, and Rock Hill, South Carolina. Additional STP facilities are located in Lacey, Washington, Las Vegas, Nevada, Akron, Pennsylvania and Waynesboro, Virginia. ILLUMINET has subleased 4,657 square feet for its STP facilities at Mattoon, Illinois in the headquarters of Consolidated Communications, Inc., a shareholder of ILLUMINET. The sublease expired on July 31, 1996, and was renewed under one of the three additional five-year period renewal options. ILLUMINET leases 6,468 square feet for its STP facilities at Rock Hill, South Carolina, of which it subleases 1,243 square feet to another party. The lease expired April 30, 1996, and was renewed under one of three additional five-year period renewal options. In February 1997, ILLUMINET negotiated a five-year lease expiring in December 2001 for 600 square feet with an unrelated party for its STP facilities at Las Vegas, Nevada. In July 1997, IILLUMIENT entered into separate lease agreements for its STP facilities at Waynesboro, Virginia and Akron, Pennsylvania. These five-year leases are each with IILLUMINET shareholders, and are for 54 square feet each expiring June 2002 with no options for renewal.


ITEM 3:  LEGAL PROCEEDINGS

     None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II


ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There are no established public trading markets for shares of Illuminet Holdings, Inc. Common Stock ("Illuminet Common Stock") or Illuminet Holdings, Inc. Series A Convertible Preferred Stock ("Illuminet Series A Preferred").

     At December 31, 1997, Illuminet Holdings, Inc. had 265 holders of Illuminet Common Stock (40 of which also hold Illuminet Series A Preferred Stock), and 83 holders of Illuminet Series A Preferred Stock (40 of which also hold Illuminet Common Stock).

     When authorized by the Illuminet Holdings, Inc. Board of Directors, payments of dividends are restricted under ILLUMINET's long-term debt arrangements, as follows: (1) approval of RTFC is required unless ILLUMINET's ratio of equity to total assets exceeds 40% and (2) dividends are restricted to 75% of net income as defined in the indenture relating to the Illuminet Debentures. Dividends are not payable to Illuminet Series A Preferred Stock unless dividends are declared, set aside or paid simultaneously to holders of Illuminet Common Stock. To date, no dividends have been declared.


ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS

BASIS OF PRESENTATION

Illuminet Holdings, Inc., and its wholly-owned subsidiary, Illuminet, Inc. (formerly named USTN Services, Inc.), (collectively referred to as "ILLUMINET"), were incorporated for the purpose of effecting the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN") that was consummated effective February 23, 1996 ("Merger"). The Merger was accounted for as a purchase business combination in accordance with generally accepted accounting principles, with U.S. Intelco designated as the acquiring company. Accordingly, references to Illuminet Holdings, Inc. and ILLUMINET in the accompanying financial statements and related notes for the periods prior to the Merger represent U.S. Intelco, while references to Illuminet Holdings, Inc. and ILLUMINET for the periods after the Merger represent the consolidated entity including the net assets and operations of ITN. The pro forma information presented in this Management's Discussion and Analysis or Plan of Operations reflects the combined activities of U.S. Intelco and ITN as if the Merger had occurred effective January 1, 1996.


RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1996

REVENUES.  The following table summarizes ILLUMINET's services and the effect of the
Merger on ILLUMINET's revenues:
                                                                                             Change
                                                  1997               1996               $              %
                                                  ----               ----               ---           ---
Billing-and-collection
 services                                      $ 6,723,305     $ 7,895,674         $(1,172,369)      (15%)
Data base services                               8,960,491       7,427,696           1,532,795         21%
Network usage measurement
 software                                        3,468,212         557,932           2,910,280        522%
Other services                                    59,600           742,998            (683,398)      (92%)
                                                ----------      ----------          ----------
                                                19,211,608      16,624,300           2,587,308         16%
                                                ----------      ----------          ----------
Services acquired by Merger:
---------------------------
Intelligent network
 services                                       29,477,657      21,408,804           8,068,853         38%
Wireless services                                5,618,792       3,664,001           1,954,791         53%
                                                ----------      ----------          ----------
                                                35,096,449      25,072,805          10,023,644         40%
                                                ----------      ----------          ----------
Pro forma revenue                               54,308,057      41,697,105          12,610,952         30%
Financial statement
 reporting adjustment
 for operations prior
 to the Merger                                       -          (3,809,227)          3,809,227        100%
                                                ----------      ----------          ----------
Revenues per statements
 of income                                      $54,308,057    $37,887,878         $16,420,179         43%
                                                ==========      ==========          ==========

Billing-and-collection services revenues for 1997 were lower primarily as a result of a $1,271,684, or 20%, decrease in clearinghouse product line revenues. This decrease reflects a fourth quarter 1996 price reduction offset by a 4% growth in messages processed from 68.8 million in 1996 to 71.3 million in 1997, due to the addition of a large customer in the second quarter of 1996.

Data base services revenues growth is attributable to an increase in Calling Name Delivery ("CNAM") product line revenues of $1,205,753, or 173%, in 1997. This increase reflects growing market acceptance of the service introduced in 1995. CNAM queries increased 134% from 125.3 million in 1996 to 293.5 million in 1997.

Network usage measurement software revenues derived from the sale of ILLUMINET's Signaling System 7 ("SS7") network traffic tracking and measurement software products AMAT7(R) and CDR7(R) increased in 1997 as ILLUMINET penetrated a greater portion of the market. Network usage measurement software product sales have a long sales cycle with each individual sale normally contributing significant revenue to the product line.

Other services revenues were lower primarily due to the termination of ILLUMINET's contract to provide voice messaging services for the State of Washington in September, 1996. Voice messaging contributed revenues of $548,408 in 1996.

Intelligent network services revenues for 1997 grew primarily as a result of a $4,436,389, or 93%, increase in trunk signaling and related service product line revenues, reflecting new customer growth. Network connectivity product line revenues increased $3,939,483, or 50%, from growth in chargeable customer links. Offsetting the revenue growth in these product lines, Line Information Data Base ("LIDB") switch and transport revenues decreased $675,911, or 17%, in 1997 due to lower query volumes and reduced prices brought on by competition.

Wireless services revenue grew primarily due to a $1,270,010, or 38%, increase in 1997 in cellular switch and transport product line revenues. The increase reflects additional customers and increased utilization of the network with message volumes increasing 82% from 1,253.9 million messages in 1996 to 2,288.2 million messages in 1997. The difference between the revenue and volume increases reflects the impact of volume discount pricing arrangements.

EXPENSES. The following table summarizes ILLUMINET's expenses and the effect of the Merger on ILLUMINET's expenses:



                                                                                             Change
                                                   1997            1996                 $               %
                                                  ----            ----                ---             ---
Operating                                       $13,947,243    $10,269,993         $ 3,677,250         36%
Selling, general
 and administrative                              9,905,522       9,486,311             419,211          4%
Depreciation and
 amortization                                    7,353,526       6,175,510           1,178,016         19%
Network operating                               15,313,206      11,063,026           4,250,180         38%
Merger expenses                                      -             700,875            (700,875)     (100%)
                                                ----------      ----------          ----------
Pro forma expenses                              46,519,497      37,695,715           8,823,782         23%
Financial statement
 reporting adjustment
 for operations prior
 to the Merger                                       -          (3,710,914)          3,710,914        100%
                                                ----------      ----------          ----------
Expenses per statements
 of income                                      $46,519,497    $33,984,801         $12,534,696         37%
                                                ===========     ==========          ==========

ILLUMINET's primary costs are network operating expenses, which are comprised of leased network connectivity charges incurred to establish and maintain customer connectivity to the company's SS7 network, followed by personnel costs, depreciation and amortization of hardware, software and facilities assets, and software maintenance expenses.

Operating expenses grew in 1997 primarily to support the increased use and expansion of ILLUMINET's SS7 network and related products. The growth was comprised mainly of higher personnel expenses related to an expansion in the customer support, operations and engineering functions, increased maintenance costs for new network and systems hardware and software, and establishing bad debt reserves in proportion to the growth in revenues and clients.

Selling, general and administrative expenses grew from 1996 levels due to higher personnel expenses related to an expansion in the sales and marketing and product management functions, increased travel expenses and new marketing material costs related to increased sales and marketing efforts.

Depreciation and amortization expenses increased in 1997 due to placing into service new network equipment, and a carrying value for certain assets in connection with ILLUMINET's long-lived assets impairment policy.

Network operating expenses increased due to the growth in leased network connectivity, link and Local Access Transport Area ("LATA") access charges incurred to support increased customer use of the SS7 network.

Merger expenses were comprised primarily of non-recurring severance expenses incurred in the first quarter of 1996.

INTEREST INCOME/INTEREST EXPENSE. Interest income increased by $256,899, or 54%, from $475,125 in 1996 to $732,024 in 1997. This growth resulted primarily from an increase in available cash balances provided by operations over the two years. On a pro forma basis, interest income increased by $239,494, or 49%, from $492,530 in 1996 to $732,024 in 1997.

Interest expense increased $226,658, or 17%, from $1,313,299 in 1996 to $1,539,957 for in 1997. The increase reflects the exclusion of two months of pre-Merger interest expense incurred by ITN in 1996. On a pro forma basis, interest expense was comparable in 1996 and 1997.

INCOME TAXES. ILLUMINET has federal income tax net operating loss carryforwards available to offset future taxable income for federal income tax purposes totaling $12,291,927 that expire in various amounts from 2008 through 2011, and tax credit carryforwards of $335,332. ILLUMINET's ability to utilize such net operating loss carryforwards and tax credit carryforwards is dependent on ILLUMINET's ability to generate sufficient taxable income from its future operations. The 1997 tax accounts and provision reflect a benefit of $3,108,315 attributable to the reversal of substantially all of the previously recorded deferred tax valuation allowance due to improved recent and anticipated operating results. The 1997 tax accounts and provision also reflect federal alternative minimum taxes which cannot be completely offset by tax loss carryforwards.

EARNINGS

ILLUMINET's net income grew $4,704,452, or 159%, from $2,952,982 in 1996, to $7,657,434 in 1997. This growth primarily reflects an increase in network services and network usage measurement software product revenues, the effect of non-recurring Merger costs incurred in 1996, and the impact of the post-Merger operational efficiencies that have reduced costs as a percentage of revenues.

ILLUMINET believes that it will continue to have positive earnings in the near future through new product and customer diversification and expansion into related telecommunications markets. ILLUMINET anticipates that increased expenditures in the development of services and products will continue over the next several years. While it is anticipated that the existing primary services and products will continue to be profitable, overall profitability in the immediate future could be negatively impacted by delays in obtaining new product revenues coupled with related increases in new product start-up costs. A general downward pressure on price caused by increased competition may also negatively impact profitability.

LIQUIDITY AND CAPITAL RESOURCES

ILLUMINET relies on a combination of cash generated from operations, debt and equity to fund service development and expansion activities. Currently, ILLUMINET's operating activities are generating positive cash flows. However, as ILLUMINET broadens its services and products to those requiring larger investments coupled with longer periods before subsequent revenues are generated, ILLUMINET believes there may be increased pressure on cash generated from operations. ILLUMINET anticipates continued high levels of investment in the development of new services and products over the next several years to manage increased volumes relating to its network, data base, and billing-and-collection services, to broaden its product base to keep pace with changing markets and customer needs, and to enhance customer support systems.

ILLUMINET's working capital (current assets in excess of current liabilities) was $11,996,282 as of December 31, 1997. ILLUMINET's cash and cash equivalent balances included $3,763,000 required as working capital to service ILLUMINET's clearinghouse customers. Such funds are received and disbursed on a monthly basis. The growth in working capital of $5,537,778 from $6,458,504 at December 31, 1996, reflects the increase in accounts receivable attributable to increased revenue, decreased payables related to ILLUMINET's clearinghouse program, and the recognition of a deferred tax asset for net operating loss carryforwards as described in "INCOME TAXES". Cash received from customers and paid to customers, suppliers and employees includes toll clearing and other pass-through activities associated with ILLUMINET's services. The increase of $20,286,162, or 13% from $155,132,157 in 1996 to $175,418,319 in 1997 in cash received from customers, and the increase of $18,533,199, or 13%, from $143,562,818 in 1996 to
$162,096,017 in 1997 in cash paid to customers, suppliers and employees reflects the increase in clearinghouse product volumes and the additional two months of cash transactions included in 1997 for merged ITN activity when compared to 1996.

ILLUMINET's expenditures for property and equipment were $11,254,272 for the year ended December 31, 1997. Expenditures for property and equipment were primarily for network equipment to expand capacity and enhance reliability.

At December 31, 1997, ILLUMINET had a secured line of credit expiring August, 2001, with Rural Telephone Finance Cooperative ("RTFC") that permits ILLUMINET to borrow up to $7,300,000, not to exceed 80% of accounts receivable. There were no borrowings against the line of credit at December 31, 1997. Additionally, at December 31, 1997, ILLUMINET had $5,188,007 of unused loan facilities established or committed with RTFC, maturing in the years 2000 and 2001. In December, 1996, ILLUMINET drew against one of its existing mortgage notes totaling $2,680,765 to finance the expansion of the network with additional switching equipment. Currently, ILLUMINET has obtained vendor financing commitments and is finalizing documentation for capital leases related to a purchase of $6.0 million of new network equipment to enhance monitoring and troubleshooting capabilities.

ILLUMINET believes that its existing cash balances, funds generated from its operations and borrowings available under its existing credit agreements will be sufficient to meet existing capital expenditure and working capital needs for the immediate future.

IMPACT OF YEAR 2000

ILLUMINET has begun to assess its systems with respect to the Year 2000 Issue and has preliminarily concluded that it will be required to modify or replace portions of its software so that its computer and network systems will function properly with respect to dates in the year 2000 and thereafter. ILLUMINET has not made a full determination of the extent of necessary modifications and replacements, but estimates that the cost will range between $2.0 million and $5.0 million. This range of cost is based on ILLUMINET's best estimate based on currently available information; however, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated as further work on the issue is performed. ILLUMINET has also identified the need to initiate formal communications with all of its significant suppliers and large customers to determine the extent to which ILLUMINET's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which ILLUMINET's systems rely will be converted timely and would not have an adverse effect on ILLUMINET's systems.

ILLUMINET believes that with modifications to existing systems and conversion to new systems, which are expected to occur through the end of 1999, the Year 2000 Issue will not pose significant operational problems for its computer and network systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on ILLUMINET's results from operations.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR
CAUTIONARY STATEMENT

This Management's Discussion and Analysis or Plan of Operations and other sections of this Annual Report on FORM 10-KSB contain "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 ("Act"), that are based on current expectations, estimates and projections. Such statements are made pursuant to the safe harbor provisions of the Act. Statements that are not historical facts, including statements about ILLUMINET's beliefs and expectations are forward-looking statements. These statements contain potential risks and uncertainties. There are certain important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements. ILLUMINET undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; competition in markets in which ILLUMINET operates from larger and better financed companies; cost or failure to defend the validity of ILLUMINET's patents; telecommunications industry consolidation; changes in the telecommunications regulatory environment that may impact ILLUMINET's regulated customers; future litigation; availability of future financing; and market acceptance of new products. Readers should evaluate any statements in light of these important factors.

ITEM 7:   FINANCIAL STATEMENTS


                                                 ILLUMINET HOLDINGS, INC.

                                                Consolidated Balance Sheets


                                                                  December 31,
                                                                ---------------------
                  ASSETS                                          1997           1996
                  ------                                          ----           ----
Current assets:
    Cash and cash equivalents                                 $ 11,167,152    $ 12,514,507
    Accounts receivable, less allowance
       for doubtful accounts of $1,282,000
       ($438,000 in 1996)                                       23,818,209      21,580,485
    Deferred income taxes                                        3,644,805          -
    Prepaid expenses and other                                     377,169         365,735
                                                              ------------    ------------
       Total current assets                                     39,007,335      34,460,727
                                                              ------------    ------------
Property and equipment:
    Land                                                           911,765         911,765
    Building and leasehold improvements                          6,934,636       6,907,061
    Equipment and furniture                                      2,904,756       2,472,543
    Network assets                                              39,547,424      31,637,544
    Computer hardware and software                              18,231,476      16,008,791
                                                              ------------    ------------
                                                                68,530,057      57,937,704
    Less:  Accumulated depreciation and amortization           (33,815,369)    (26,560,848)
                                                              ------------    ------------
       Total property and equipment                             34,714,688      31,376,856
                                                              ------------    ------------
See accompanying notes to consolidated financial statements










Computer software product costs, less
    accumulated amortization of $1,223,000
    ($662,000 in 1996)                                           1,635,686       2,196,782
Other assets, less  accumulated
    amortization of $102,000
    ($86,000 in 1996)                                            2,668,655       2,787,968
                                                              ------------    ------------
Total assets                                                  $ 78,026,364    $ 70,822,333
                                                              ============    ============


See accompanying notes to consolidated financial statements.


                            ILLUMINET HOLDINGS, INC.

                     Consolidated Balance Sheets, Continued


                                                                           December 31,
                                                                           -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                         1997               1996
------------------------------------                                         ----               ----
                                                                          ------------      -----------
Current liabilities:
    Trade accounts payable                                                $ 4,553,725        $4,347,084
    Accrued expenses                                                        3,247,959         2,243,468
    Due to customers                                                       16,930,777        19,236,821
    Current portion of long-term debt                                       2,278,592         2,174,850
                                                                          ------------      ------------
       Total current liabilities                                           27,011,053        28,002,223
                                                                          ------------      ------------
Deferred income taxes                                                       2,775,045             -
Long-term debt, less current portion                                       18,014,115        21,060,061
                                                                          ------------      ------------
    Total non-current liabilities                                          20,789,160        21,060,061
                                                                          ------------      ------------

Shareholders' equity:
    Illuminet Holdings, Inc. Preferred Stock, par value
       $.01 per share, authorized 95,584 shares, none
       issued or outstanding                                                   -                 -
    Illuminet Holdings, Inc. Series A Convertible Preferred
       Stock, par value $.01 per share, authorized 4,416
       shares, issued and outstanding 2,451 (2,637 in 1996),
       aggregate liquidation preference $2,451,000                                25                26
Illuminet Holdings, Inc. Common Stock, par value
       $.01 per share, authorized 12,000,000 shares,
       issued and outstanding 5,347,081 (5,262,354 in 1996)                   53,471            52,624
    Additional paid-in capital                                            11,985,679        10,701,247

See accompanying notes to consolidated financial statements.








    Deferred stock compensation                                              (340,454)           -
    Retained earnings                                                      18,527,430       11,006,152
                                                                         -------------        -------
       Total shareholders' equity                                          30,226,151       21,760,049
                                                                         -------------        -------
Total liabilities and shareholders' equity                                $78,026,364      $70,822,333
                                                                           ==========       ==========

See accompanying notes to consolidated financial statements.






                                                 ILLUMINET HOLDINGS, INC.

                                             Consolidated Statements of Income

                                                         Years Ended  December 31,
                                                         ------------------------
                                                           1997             1996
                                                           ----             ----

Revenues                                                 $54,308,057   $37,887,878
                                                       -------------      -------
Expenses:
    Operating                                             13,947,243     9,914,192
    Selling, general and administrative                    9,905,522     8,648,618
    Depreciation and amortization                          7,353,526     5,714,269
    Network operating                                     15,313,206     9,357,655
    Merger expenses                                            -           350,067
                                                       -------------      -------
       Total expenses                                     46,519,497    33,984,801
                                                       -------------      -------
Operating income                                           7,788,560     3,903,077

Interest income                                              732,024       475,125
Interest expense                                          (1,539,957)   (1,313,299)
                                                       -------------      -------
Income before income taxes                                 6,980,627     3,064,903

Income tax provision (benefit)                              (676,807)      111,921
                                                       -------------      -------

See accompanying notes to consolidated financial statements.








Net income                                               $ 7,657,434   $ 2,952,982
                                                          ==========    ==========
Basic earnings per share                                 $      1.45   $      0.59
                                                          ==========    ==========
Diluted earnings per share                               $      1.27   $      0.57
                                                          ==========    ==========
Weighted-average common shares                             5,295,509     4,995,092
                                                          ==========    ==========
Weighted-average common shares
    and potential common shares                            6,396,665     5,972,284
                                                           =========     =========

See accompanying notes to consolidated financial statements.



                                             ILLUMINET Holdings, Inc.

                                Consolidated Statements of Shareholders' Equity

                                    Years Ended December 31, 1997 and 1996

                                           U.S. Intelco Holdings, Inc.
                                     -----------------------------------
                                                 Common Stock                              Illuminet Holdings, Inc.
                                     -----------------------------------             ---------------------------------
                                     Class A                  Class B                 Common         Series A Preferred
                                  --------------       ------------------           ------------     -----------------

                                Shares        $        Shares          $          Shares        $        Shares     $
                                ------      ------     ------        -----        ------      ------     ------   ------

Balance at
     January 1, 1996               466    $ 23,300     1,208,696    $ 24,174          --      $   --        --       $--
Merger dissenting
     shares repurchased             (6)       (300)      (17,917)       (358)         --          --        --       --
                                  ----    --------    ----------    --------    ----------    --------    ------    ----
Total before merger
     on February 23, 1996          460      23,000     1,190,779      23,816          --          --        --       --
Conversion to Illuminet
     Holdings, Inc. stock         (460)    (23,000)   (1,190,779)    (23,816)    3,673,871      36,739      --       --
Purchase of Independent
     Telecommunications
     Network, Inc.                --          --            --          --       1,566,988      15,670     2,675      27
Illuminet Common Stock
     issued under former
     stock incentive plan         --          --            --          --           7,539          75      --       --
Conversion of Illuminet
     Series A Preferred
     Stock                        --          --            --          --           3,235          33       (38)     (1)
Conversion of convertible
     redeemable subordinated
     debentures                   --          --            --          --          10,721         107      --       --
Net income                        --          --            --          --            --          --        --       --
                                ------    --------    ----------    --------    ----------    --------    ------    ----
Balance at
     December 31, 1996            --          --            --          --       5,262,354      52,624     2,637     $26
Conversion of Illuminet
     Series A Preferred
     Stock                        --          --            --          --          15,832         158      (186)     (1)
Conversion of convertible
     redeemable subordinated
     debentures                   --          --            --          --          66,194         662      --       --
Illuminet Common Stock
     issued under former
     stock incentive plan         --          --            --          --          14,240         142      --       --
Stock repurchases                 --          --            --          --         (11,539)       (115)     --       --
Deferred stock compensation       --          --            --          --            --          --        --       --
Stock compensation expense        --          --            --          --            --          --        --       --
Net income                        --          --            --          --            --          --        --       --
                                ------    --------    ----------    --------    ----------    --------    ------    ----
Balance at
     December 31, 1997            --      $   --            --      $   --       5,347,081    $ 53,471     2,451    $ 25
                                ======    ========    ==========    ========    ==========    ========    ======    ====


See accompanying notes to consolidated financial statements.



                                 Additional    Deferred
                                   Paid-In      Stock          Retained       Total
                                   Capital    Compensation     Earnings       Equity
                                   -------    -------------     ------        ------

Balance at
     January 1, 1996           $  4,136,159    $    --      $  8,235,741    $ 12,419,374
Merger dissenting
     shares repurchased                --           --          (182,571)       (183,229)
                               ------------    ---------    ------------    ------------
Total before merger
     on February 23, 1996         4,136,159         --         8,053,170      12,236,145
Conversion to Illuminet
     Holdings, Inc. stock            10,077         --              --              --
Purchase of Independent
     Telecommunications
     Network, Inc.                6,354,252         --              --         6,369,949
Illuminet Common Stock
     issued under former
     stock incentive plan            81,772         --              --            81,847
Conversion of Illuminet
     Series A Preferred
     Stock                              (32)        --              --              --
Conversion of convertible
     redeemable subordinated
     debentures                     119,019         --              --           119,126
Net income                             --           --         2,952,982       2,952,982
                               ------------    ---------    ------------    ------------
Balance at
     December 31, 1996           10,701,247         --        11,006,152      21,760,049
Conversion of Illuminet
     Series A Preferred
     Stock                             (157)        --              --              --
Conversion of convertible
     redeemable subordinated
     debentures                     734,839         --              --           735,501
Illuminet Common Stock
     issued under former
     stock incentive plan            40,441         --              --            40,583
Stock repurchases                      --           --          (136,156)       (136,271)
Deferred stock compensation         509,309     (509,309)           --              --
Stock compensation expense             --        168,855            --           168,855
Net income                             --           --         7,657,434       7,657,434
                               ------------    ---------    ------------    ------------
Balance at
     December 31, 1997         $ 11,985,679    $(340,454)   $ 18,527,430    $ 30,226,151
                               ============    =========    ============    ============



See accompanying notes to consolidated financial statements.



                                                      ILLUMINET HOLDINGS, INC.

                                           Consolidated Statements of Cash Flows

                                                                  Years Ended
                                                            December 31,
                                                           ------------------------
                                                             1997              1996
                                                           --------          -------

Cash flows from operating activities:

    Cash received from customers                         $ 175,418,319    $ 155,132,157
    Interest received                                          724,726          470,997
    Cash paid to customers, suppliers and employees       (162,096,017)    (143,562,818)
    Income taxes refunded (paid)                              (226,000)         173,795
    Interest paid                                           (1,943,564)      (1,463,940)
                                                         -------------    -------------
       Net cash provided by operating activities            11,877,464       10,750,191
                                                         -------------    -------------

Cash flows from investing activities:

    Cash acquired in acquisition of Independent
       Telecommunications Network, Inc.                         -               613,086
    Cash payments in connection with acquisition
       of Independent Telecommunications Network, Inc.          -              (738,634)
    Capital expenditures and software development          (11,254,272)      (6,113,559)
                                                         -------------     -------------
       Net cash used by investing activities               (11,254,272)      (6,239,107)
                                                         -------------     -------------


See accompanying notes to consolidated financial statements.









Cash flows from financing activities:
    Purchase of subordinated capital certificates
    related to notes payable                                    -              (134,038)
    Proceeds from issuance of notes payable                     -             2,680,765
    Principal payments on notes payable                     (1,834,276)      (1,352,281)
    Acquisition of common stock                               (136,271)            -
    Payments to dissenting shareholders                         -              (183,229)
                                                           -------------       ---------
       Net cash provided (used) by financing activities     (1,970,547)       1,011,217
                                                           -------------       ---------

Net increase (decrease) in cash and cash equivalents        (1,347,355)       5,522,301

Cash and cash equivalents at:

    Beginning of year                                       12,514,507        6,992,206
                                                          -------------        ---------
    End of year                                           $ 11,167,152     $ 12,514,507
                                                           ============     ============


See accompanying notes to consolidated financial statements.

                            ILLUMINET HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


Note 1:  Summary of Significant Accounting Policies
---------------------------------------------------

Description of Business and Basis of Presentation
-------------------------------------------------

Illuminet Holdings, Inc. (formerly USTN Holdings, Inc.), and its wholly-owned subsidiary Illuminet, Inc. (formerly USTN Services, Inc.), (collectively referred to as "ILLUMINET") were incorporated in the State of Delaware on August 2, 1995, to effect the merger of U.S. Intelco Holdings, Inc. ("U.S. Intelco") and Independent Telecommunications Network, Inc. ("ITN"). In accordance with terms of the merger, U.S. Intelco and ITN merged with and into Illuminet, Inc. on February 23, 1996 (the "Merger"). The Merger was accounted for as a purchase business combination with U.S. Intelco designated as the acquiring company. Accordingly, references to Illuminet Holdings, Inc. and ILLUMINET in the accompanying financial statements and related notes for the periods prior to the Merger represent U.S. Intelco, while references to Illuminet Holdings, Inc. and ILLUMINET for the periods after the Merger represent the consolidated entity including the net assets and operations of ITN (see Note 2).

ILLUMINET is engaged in the business of developing, managing and marketing a Signaling System 7 ("SS7") network and related products and services based on SS7 technology to the entire telecommunications marketplace. SS7 is a telecommunications industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as card validation, Advanced Intelligent Network services, Local Number Portability, cellular services, 800 Number Portability, and Calling Name Delivery. Additionally, ILLUMINET provides advanced data base services, billing-and-collection services, calling card services, and network traffic tracking and measurement software products to a range of telephone companies as well as interexchange carriers, operator service providers and other telecommunications companies and providers of telecommunications services. ILLUMINET primarily provides services to companies in the telecommunications industry that are located throughout the United States and considers all of its operations as one segment.

ILLUMINET has its corporate headquarters and a portion of its operations located in Lacey, Washington; a network control center and related operations located in Overland Park, Kansas; and additional SS7 Signal Transfer Points located in Rock Hill, South Carolina; Mattoon, Illinois; Las Vegas, Nevada; Akron, Pennsylvania and Waynesboro, Virginia.

Principles of Consolidation
---------------------------

The consolidated financial statements include the financial statements of Illuminet Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents
----------------

ILLUMINET considers all highly liquid investments with original maturities of three months or less at purchase to be cash equivalents. Cash equivalents consist of money market funds that are stated at cost which approximates market value. At December 31, 1997 and 1996, such investments included $10,310,303 and $9,538,536, respectively, invested in a money market fund consisting of direct obligations of the U.S. Treasury and repurchase agreements collateralized by such obligations of the U.S. Treasury.

Accounts Receivable
-------------------

One of ILLUMINET's services involves providing a clearinghouse function for toll collected by telephone companies on behalf of other telecommunications service providers. At December 31, 1997 and 1996, accounts receivable included
$10,628,000 and $11,964,000, respectively, of such toll amounts due from telephone companies, and due to customers included $14,142,000 and $16,917,000, respectively, owed to such service providers. Accounts receivable from these companies are uncollateralized; however, uncollected amounts may be offset against amounts otherwise due to service providers.

Included in accounts receivable at December 31, 1997 is $629,100 due for services and reimburseable expenses from a customer in which Illuminet has a preferred stock equity investment currently representing 18% of the voting rights of the customer. Revenues earned from the customer were $515,900 and $69,400 for the years ended December 31, 1997 and 1996, respectively.

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

         Corporate headquarters building                   31.5 years
         Network assets                                 5 to 10 years
         Office equipment and systems                   5 to 20 years
         Furniture and fixtures                         5 to 15 years
         Computer equipment and software                 3 to 5 years
         Leasehold improvements                               5 years

Computer software product costs represent capitalized costs incurred for development of software products after the technological feasibility of the product is established. Costs incurred prior to that date are expensed. The annual amortization, which was $561,000 for each of the years ended December 31, 1997 and 1996, is determined on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product of five years. Amortization starts when the product is available for general release to customers.

Impairment of Long-Lived Assets
-------------------------------

Long-lived assets consist of intangible assets and certain capital assets. The carrying value of these assets is regularly reviewed to verify they are valued properly. If the facts and circumstances suggest that the value has been impaired, the carrying value of the assets will be reduced appropriately.

Revenue Recognition
-------------------

ILLUMINET's revenues are recognized when earned. Computer software product revenues are recognized when all contractual obligations have been fulfilled. Revenues are recorded net of amounts passed through to service providers.

Stock-Based Compensation
------------------------

ILLUMINET has elected to apply the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Accordingly, ILLUMINET accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation expense for stock options is measured as the excess, if any, of the fair value of the ILLUMINET common stock at the measurement date over the stock option exercise price.

Income Taxes
------------

ILLUMINET provides for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share
------------------

In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and convertible preferred stock. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All prior earnings per share amounts have been restated to conform to the Statement 128 requirements.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain reclassifications to the 1996 financial statements have been made to conform to the 1997 presentation.

Note 2:  Acquisition and Merger
----------------------------------------------

In exchange for the net assets of ITN, excluding U.S. Intelco's 36% ownership of ITN on the date of the Merger, Illuminet Holdings, Inc. issued the following consideration and incurred the following costs:

   Fair value of Illuminet Common Stock issued                     $5,561,778
   Fair value of Illuminet Series A Preferred Stock issued            808,171
   Direct and incremental merger costs                                678,076
                                                                    ---------
      Aggregate purchase price                                     $7,048,025
                                                                    =========

As consideration for the sale, non-dissenting ITN shareholders received 1,566,988 shares of Illuminet Holdings, Inc. Common Stock ("Illuminet Common
Stock") and 2,675 shares of Illuminet Holdings, Inc. Series A Convertible Preferred Stock ("Illuminet Series A Preferred Stock"). ITN Debentures were converted to Illuminet convertible redeemable subordinated debentures ("Illuminet Debentures") having the same amount of outstanding principal and interest under the terms and conditions set forth in the Merger. Payments made to ITN dissenters totaled $738,634 during the year ended December 31, 1996.

After elimination of U.S. Intelco's 36% ownership of ITN, the purchase price was less than the fair value of the remaining assets by $2,506,548, and accordingly, has been recorded as a reduction in the long-lived assets acquired. The purchase price was allocated to the acquired net assets of ITN as of February 23, 1996, as follows:

   Cash                                                           $   613,086
   Accounts receivable                                              5,880,200
   Other current assets                                               282,267
   Deferred tax assets                                                991,644
   Network assets                                                  16,227,702
   Other property and equipment                                     1,290,293
   Other assets                                                     1,093,701
   Trade accounts payable and other current liabilities            (5,560,523)
   Amounts due dissenting shareholders                               (738,634)
   Long-term debt                                                 (13,031,711)
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

Assuming that this acquisition had taken place on January 1, 1996, unaudited pro forma results of operations for the year ended December 31, 1996 would have been as follows:

         Revenues                                 $41,697,105
                                                   ==========
         Net income                               $ 2,854,268
                                                   ==========
         Diluted earnings per share               $      0.52
                                                   ==========

The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the date indicated, nor are such results necessarily indicative of the results of future operations.

In connection with the acquisition, U.S. Intelco was substantially reorganized, resulting in corporate realignment expenses comprised mainly of severance costs, totaling $350,067 for the year ended December 31, 1996.

Note 3:  Long-Term Debt
-----------------------

Long-term debt at December 31 consisted of the following:

                                                                                1997              1996
                                                                                ----              ----
 Various secured notes payable to
     Rural  Telephone  Finance  Cooperative
     ("RTFC") with variable interest rates,
     6.65% at December 31, 1997
     (6.30% at  December  31,  1996)
     payable  in  quarterly installments,
     including  interest,  each maturing
     at various dates ranging from
     August, 2000, to March, 2015.                                            $11,459,411      $13,328,043
 Convertible redeemable subordinated
     debentures ("Illuminet Debentures")
     bearing interest at 7.5%, maturing
     August, 2001 (net of original
     issue discount of $172,095).                                               7,561,124        8,248,342
 Convertible redeemable subordinated
     debenture deferred interest payable                                        1,272,172        1,658,526
                                                                                ---------      -----------
                                                                               20,292,707       23,234,911
 Less: Current portion                                                         (2,278,592)      (2,174,850)
                                                                               -----------     -----------
 Total long-term debt                                                         $18,014,115      $21,060,061
                                                                               ==========      ===========

Additional borrowings available under the various note agreements with RTFC aggregated $5,188,007 at December 31, 1997. All of the RTFC notes have variable interest rates that are based on RTFC's short-term funding costs. In accordance with the terms of the loan agreements, ILLUMINET purchased lender-issued, non-interest-bearing subordinated capital certificates based on a percentage of the gross loan amount. Such certificates are amortized against the loan principal balance over the terms of the respective loans. Certificates purchased, net of amortization, totaled $1,107,656 and $1,142,012 at December 31, 1997 and 1996, respectively, are carried at cost, and are included in other long-term assets. The loan agreements contain certain covenants, the most restrictive of which requires ILLUMINET to maintain certain cash flow-to-debt service ratios.

All RTFC loans are currently secured by a first-priority lien on substantially all of ILLUMINET's assets, revenues and property, excluding cash collected and held on behalf of others in the normal course of providing ILLUMINET's services. Cash and cash equivalents not subject to the lien were $3,763,000 at December 31, 1997.

In August, 1996, ILLUMINET entered into a secured line of credit agreement with RTFC that permits ILLUMINET to borrow up to $7,300,000, not to exceed 80% of accounts receivable for a term of five years. The line of credit bears interest at the lesser of the prime rate plus 1.5% or RTFC's monthly line of credit rate, and contains certain covenants, the most restrictive of which requires ILLUMINET to maintain a zero balance in the line at least five consecutive business days every 360 days after the initial advance. There were no borrowings outstanding against the line of credit at December 31, 1997.

The Illuminet Debentures, formerly ITN Debentures converted in the Merger, bear interest at 7.5% and are due August 15, 2001. Interest on the debentures is payable in quarterly installments, in arrears. Interest accrued for the period prior to December 31, 1995, was deferred and will be paid ratably on each interest payment date over the remaining term of the debentures. The Illuminet Debentures are convertible into the number of shares of Illuminet Common Stock equal to the principal amount of the Illuminet Debenture at the time of conversion divided by the market price of Illuminet Common Stock at the time of conversion (as defined in the Indenture), or if no market price exists, at $11.11 per share. Illuminet Debentures are subordinated to all senior debt. Illuminet Debentures are directly associated with Illuminet Series A Preferred Stock in that these securities were issued as a unit.

The carrying value of ILLUMINET's long-term debt approximates fair value.

Maturities of the long-term debt for the years ending December 31 are scheduled as follows:

                1998                              $2,278,592
                1999                               2,404,127
                2000                               1,570,996
                2001                               8,699,780
                2002                                 371,843
                2003-2007                          2,463,255
                2008-2012                          2,046,404
                2013-2015                            457,710
                                                  ----------
                                                 $20,292,707
                                                  ==========

Note 4:  Shareholders' Equity
-----------------------------

At December 31, 1997, Illuminet Holdings, Inc. is authorized to issue up to 12,100,000 shares of capital stock consisting of (i) 12,000,000 shares of Illuminet Common Stock, par value $.01 per share, and (ii) 100,000 shares of Illuminet Preferred Stock, par value $.01 per share. Each share of Illuminet Common Stock and Illuminet Series A Preferred Stock is entitled to one vote and 100 votes, respectively.

Each share of Illuminet Series A Preferred Stock is convertible into 85.12 shares of Illuminet Common Stock ("Conversion Amount"), at the option of the holder thereof at any time that the holder elects to convert an Illuminet Debenture issued as a unit with such a share. Each share of Illuminet Series A Preferred Stock will be convertible, at the option of Illuminet Holdings, Inc., into Illuminet Common Stock based on the Conversion Amount, at such time that the Illuminet Debenture issued as a unit with such share is converted into shares of Illuminet Common Stock. If the Illuminet Debentures and accrued interest thereon, and Illuminet Series A Preferred Stock had been converted at December 31, 1997, 1,101,156 shares of Illuminet Common Stock would have been issued. In the event of liquidation, Illuminet Series A Preferred Stock will be entitled to $1,000 per share out of the assets of ILLUMINET available for distribution to its shareholders, but before any payment or distribution is made to holders of Illuminet Common Stock or any other series of preferred stock of Illuminet Holdings, Inc.

Payments of dividends are restricted under ILLUMINET's long-term debt arrangements as follows: (1) approval of RTFC is required unless ILLUMINET's ratio of equity to total assets exceeds 40% and (2) dividends are restricted to 75% of net income as defined in the indenture relating to the Illuminet Debentures. Dividends are not payable to Illuminet Series A Preferred Stock unless dividends are declared, set aside or paid simultaneously to holders of Illuminet Common Stock.

Note 5:  Stock Option Plans
-----------------------------

ILLUMINET established the 1997 Equity Incentive Plan under which 1,000,000 shares were reserved for issuance pursuant to non-qualified and incentive stock options, and stock appreciation rights that may be granted. Employee options are generally exercisable ratably over four years and expire ten years from the date of grant except that options expire one year after termination of employment, or 60 days after termination of employment if ILLUMINET's stock is publicly traded. Outside Director non-qualified stock options are generally exercisable after one year and expire ten years from the date of grant.

During 1997, 171,500 non-qualified stock options to purchase Illuminet Common Stock were granted to key employees, and 60,004 non-qualified stock options were granted to outside Directors. The non-qualified stock options were granted at prices less than the then estimated fair value of the common stock as determined by the Board of Directors. No options were exercised or expired in the year ended December 31, 1997, and 70,004 were exercisable at December 31, 1997 with a weighted-average remaining contractual life of 9.7 years. The weighted average option price was $8.80 for options granted in 1997 and exercisable at December

31, 1997. Deferred compensation expense for the stock options granted during 1997 was $509,309 of which $168,855 was recognized as stock compensation expense for the year ended December 31, 1997.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if ILLUMINET had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: 5.92% risk-free interest rate; zero percent dividend yield; zero percent volatility factor of the expected market price of ILLUMINET's non-publicly traded common stock; and an 8.54 year expected life. The weighted-average estimated value of the options granted during 1997 was $5.59 per share.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period; accordingly, the 1997 pro forma impact of stock options granted may not be indicative of the pro forma impact in future years. ILLUMINET's pro forma information for the year ended December 31, 1997 follows:

         Net income - as reported                        $7,657,434
                                                          =========
         Net income - pro forma                          $7,485,015
                                                          =========

         Diluted earnings per share - as reported        $    1.27
                                                         ==========
         Diluted earnings per share - pro forma          $    1.25
                                                         ==========

Note 6:  Income Taxes
---------------------

Components of the income tax provision (benefit) for the years ended December 31 are summarized as follows:

                                                           1997           1996
                                                           ----           ----

         Current                                       $ 192,953        $111,921
         Deferred                                       (869,760)           -
                                                       -----------      --------
         Total income tax provision (benefit)          $(676,807)       $111,921
                                                       ===========      ========

ILLUMINET provides for deferred taxes based on the differences between the bases of assets and liabilities for financial reporting purposes and income tax purposes, calculated using enacted tax rates that will be in effect when the differences are expected to reverse. At December 31, 1997 and 1996, such differences primarily related to net operating loss carryforwards, tax credit carryforwards, the use of accelerated depreciation and amortization for tax purposes, accruals for certain expenses that are not currently deductible for tax purposes until paid, the tax basis of certain investments that have been written-off for financial statement purposes, and software development costs that were capitalized for financial statement purposes.

At  December  31,  1997,  ILLUMINET  had a  valuation  allowance  related to tax benefits associated with capital losses recorded for financial statement purposes but not yet realized for tax purposes. During the year ended December 31, 1997, the valuation allowance decreased $3,108,315 primarily through utilization of net operating loss carryforwards in 1997 and the reversal of substantially all of the previously recorded deferred tax valuation allowance due to improved recent and anticipated operating results. At December 31, 1997, ILLUMINET had federal income tax net operating loss carryforwards available to offset future taxable income for federal income tax purposes totaling $12,291,927 that expire in various amounts from 2008 through 2011, and tax credit carryforwards of $335,332. These carryforwards may be limited under certain provisions of the Internal Revenue Code.

The reconciliations of the income tax provision (benefit) calculated using the U.S. federal statutory rates to the recorded income tax provision (benefit) for the years ended December 31 are summarized as follows:

                                                           1997           1996
                                                           ----           ----

  Tax at U.S. federal statutory rate                     $2,373,413  $1,042,067
  Utilization of net operating loss
      carryforward                                      (2,373,413)  (1,042,067)
  Alternative minimum tax                                  192,953      111,921
  Reversal of valuation allowance                         (869,760)        -
                                                         ----------    --------
  Income tax provision (benefit)                        $ (676,807)  $  111,921
                                                         =========    =========

The components of the deferred tax assets as of December 31 are summarized as follows:
                                                        1997            1996
                                                        ----            ----
    Deferred tax assets:
        Net operating loss carryforwards             $4,425,094      $7,547,217
        Tax credit carryforwards                        335,332         142,379
        Allowance for doubtful accounts                 461,579         157,680
        Other non-deductible accruals                 1,430,291         593,807
        Valuation allowance                            (180,270)     (3,288,585)
                                                     ----------      -----------
          Net deferred tax assets                     6,472,026       5,152,498
                                                     ----------      -----------
         Deferred tax liabilities:
             Excess tax over book depreciation
                and amortization                     (5,587,755)     (5,137,987)
             Other                                      (14,511)        (14,511)
                                                     ----------       ----------
               Total deferred tax liabilities        (5,602,266)     (5,152,498)
                                                     ----------       ----------
         Deferred tax asset, net                     $  869,760      $     -
                                                     ==========      ===========


Note 7:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
                                                     1997              1996
                                                     ----              ----
  Numerator:
      Numerator for basic earnings
          per share - income available
          to common shareholders                  $7,657,434       $2,952,982
      Effect of dilutive securities -
          Illuminet Debentures                       497,411          446,958
                                                  ----------       ----------
      Numerator for diluted earnings
          per share - income available
          to common shareholders after
          assumed conversions                     $8,154,845       $3,399,940
                                                  ==========       ==========

  Denominator:
      Denominator for basic earnings
          per share - weighted-average shares      5,295,509         4,995,092
                                                   ---------         ---------

  Weighted-average effect of dilutive securities:
            Illuminet Debentures                     882,073           787,097

           Illuminet Series A Preferred Stock         219,083          190,095
                                                      -------          -------

         Dilutive potential common shares           1,101,156          977,192
                                                    ---------          -------

     Denominator for diluted earnings per
         share -adjusted weighted-average
         shares and assumed conversions             6,396,665        5,972,284
                                                    =========        =========

 Basic earnings per share                          $     1.45       $     0.59
                                                    =========        =========
 Diluted earnings per share                        $     1.27       $     0.57
                                                    =========        =========

     See notes 3, 4 and 5 for additional information regarding the Illuminet Debentures, Illuminet Series A Preferred Stock and stock options.

     Stock options to purchase 231,504 shares of common stock were outstanding during 1997 but were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

Note 8:  Statements of Cash Flows
---------------------------------

Reconciliations of net income to net cash provided by operating activities for the years ended December 31 are summarized as follows:

                                                       1997             1996
                                                       ----             ----

   Net income                                       $ 7,657,434    $ 2,952,982

   Adjustments to reconcile  net income
     to net cash  provided by operating
       activities:

     Depreciation and amortization                    7,353,526      5,714,269
     Stock compensation                                 168,855-
     Deferred income taxes                             (869,760)-
   Change in:
       Accounts receivable                           (2,237,724)    (1,958,928)
       Other assets                                      63,773        296,698
       Trade accounts payable                         1,380,984      1,016,866
       Accrued expenses                               1,004,491     (1,094,088)
       Due to customers                              (2,306,044)     3,850,974
       Other liabilities                               (338,071)       (28,582)
                                                     ----------      ----------
   Net cash provided by
       operating activities                         $11,877,464     $10,750,191
                                                    ===========     ===========

During the years ended December 31, 1997 and 1996, ILLUMINET redeemed $34,356 and $23,248, respectively, of lender-issued, non-interest-bearing subordinated capital certificates, which were deducted from the mortgage loan principal balance.

Note 9:  Employee Benefit Plans
-------------------------------

ILLUMINET has qualified profit sharing/401(k) trust retirement plans covering all employees subject to certain eligibility requirements. ILLUMINET provides matching contributions to the plans' trusts on a portion of employee contributions to the plans, and also may, at the discretion of the Board of Directors, provide a discretionary contribution. For 1997 and 1996, contribution expense was approximately $1,177,000 and $788,000, respectively.

Note 10:  Commitments and Contingencies
---------------------------------------

ILLUMINET has entered into non-cancelable operating leases for its various facilities, excluding its Lacey headquarters site which is owned by ILLUMINET, the most significant of which is the lease of its Overland Park facility. The lease for the Overland Park facility expires August, 1998. ILLUMINET has entered into a separate five-year lease with another party beginning August, 1998, with the option to renew the lease for an additional five-year period, for a new Overland Park facility that is currently being constructed to suit ILLUMINET's specifications. During 1997 and 1996 rent expense was $409,000 and $321,000, respectively.

Future minimum lease payments under the non-cancelable leases for the years ending December 31 are as follows:

            1998                              $  439,600
            1999                                 468,400
            2000                                 468,400
            2001                                 428,100
            2002                                 366,900
            Thereafter                           221,100
                                               ---------
                                              $2,392,500
                                               =========

ILLUMINET is party to a contract with the subsidiary of one of its corporate shareholders which supplies ILLUMINET with transmission facilities in the form of private leased lines. Such lines are leased from the corporate shareholder at rates comparable to third-party service providers. Payments pursuant to this contract totaled $1,101,000 for the period February 23, 1996, the Merger date, to December 31, 1996, and $1,571,000 for the year ended December 31, 1997.

In December, 1997, ILLUMINET entered into a commitment to purchase $6.0 million of network equipment and expects to finalize a related capital lease financing arrangement in early 1998.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Illuminet Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Illuminet Holdings, Inc. ("ILLUMINET") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of ILLUMINET's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILLUMINET as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Ernst & Young LLP
Seattle, Washington
February 13, 1998

ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

         The persons currently serving as directors of Illuminet Holdings, Inc. and their ages are set forth below. All such individuals are outside directors.

                     Name                                       Age
                     ----                                       ---

         Theodore D. Berns                                      48
         Eugene L. Cole                                         62
         Aubrey E. Judy                                         60
         Kenneth L. Lein                                        65
         Richard A. Lumpkin                                     63
         James S. Quarforth                                     43
         G. I. Ross                                             64
         James W. Strand                                        51
         Gregory J. Wilkinson                                   47


         Currently, outside directors receive a monthly fee of $300 except for the Chairman of the Board of Directors who receives $500 per month, and each outside director receives an annual fee of $7,000 worth of common stock options. Additionally in 1997, each outside director received an award of 2,000 common stock options. Outside directors are also paid $300 per meeting per day for attendance at board or committee meetings not to exceed a total of $600 per day and are reimbursed for their expenses incurred in attending their meetings. Payment of monthly and meeting fees is made in the form of cash, stock or stock options at the election of the outside director. All common stock options issued to outside directors in 1997 became exercisable by December 31, 1997 at an exercise price of $8.80 per share, and expire ten years after the date of grant.

     Mr. Berns has been a director of Illuminet Holdings, Inc. and its predecessor companies since October 1991. Mr. Berns currently serves as Chief Executive Officer of OGI Telecom, a competitive local exchange carrier ("CLEC") located in Portland, Oregon. From 1993 to October 1995, Mr. Berns served as Director, President and Chief Executive Officer of AdVal Communications, Inc. located in Vancouver, Washington. During 1993, Mr. Berns served as President and Chief Executive Officer of TRT Communications, Inc. From 1986 through 1992, Mr. Berns was employed by Pacific Telecom, Inc. (Pacific Telecom), located in Vancouver, Washington. Mr. Berns served as President and Chief Operating Officer of Pacific Telecom. Mr. Berns also served as Manager of Legal Affairs and Vice President and Corporation Secretary. From 1984 to 1985, Mr. Berns served as Vice President of Multivisions, Ltd., located in Anchorage, Alaska. In addition, Mr. Berns is a former director of the United States Telephone Association ("USTA").

          Mr. Cole has been a director of Illuminet Holdings, Inc. and its predecessor companies since its formation in 1981. Mr. Cole worked at Canby Telephone Association, Canby, Oregon ("Canby") where in 1968, he was named General Manager and in 1986 became President of the Canby Telephone Association. Mr. Cole also served as President of CTA Service Corporation, and North Willamette Telecom from 1986 until March 1994. He then retired on May 1, 1995. Mr. Cole returned from retirement in 1995 and currently serves as President of Canby Telephone Association and President of North Willamette Telecom, and until June 1997 served as President of CTA Service Corporation. He served as a Director of Western Rural Telephone Association from 1976 to 1983 and served as President of that organization from 1977 to 1978. Since 1970, Mr. Cole has served as Director of the Oregon Independent Telephone Association, of which he was the President from 1980 to 1981. From 1982 until 1995, he served as a Trustee of the N.T.C.A. Pension Trust. Mr. Cole served as director of the Board of Rural Telephone Finance Cooperative 1990 to February 1993. From November 1994 until February 1996, Mr. Cole had been a Director of ITN.

         Mr. Judy has been a Director of Illuminet Holdings, Inc. and its predecessor companies since April 1982. Mr. Judy was employed with Farmers Telephone Cooperative, Inc., an Independent in Kingstree, South Carolina, since 1964 and served as its Executive Vice President from 1981 until his retirement in December 1993. He served as a Director of Rural Telephone Finance Cooperative from 1987 to 1994, the South Carolina Telephone Association from 1984 to 1994, Williamsburg First National Bank from 1984 to present, PalmettoNet, Inc. from 1985 to 1994, and South Carolina Net, Inc. from 1992 to 1994. Mr. Judy served on the National Telcom Corporation Board from 1985 to 1992, and served on the NTCA Board of Directors from 1976 to 1982, holding the offices of Secretary, Vice President and President.

     Mr. Lein has been a Director of Illuminet Holdings, Inc. and its predecessor companies since 1987. Mr. Lein managed Winnebago Cooperative Telephone Association ("Winnebago"), a local exchange telephone company located in Lake Mills, Iowa, from 1974 to February 1998. Mr. Lein was a Director of ITN from 1990 until the merger of ITN and U.S. Intelco in 1996. He is past President of the Organization for the Protection and Advancement of Small Telephone Companies ("OPASTCO"). He is a past member of the USTA Board of Directors and has served as Secretary of the USTA Board and is a past Chairman of the USTA Small Company Committee. Mr. Lein is a co-founder of and past Director of Iowa Network Services. He presently serves on the Board of MEANS Telcom, an independent telco owned Minnesota-based centralized equal access and long distance company.

     Mr. Lumpkin has been a director of Illuminet Holdings, Inc. and its predecessor companies since January 1989 and currently serves as Chairman of the Board and Chairman of the Executive Committee. Since 1957, Mr. Lumpkin has been employed by Consolidated Communication Inc. ("CCI") and its affiliates. In September 1997, CCI was merged into McLeodUSA Incorporated ("McLeodUSA"). Mr. Lumpkin became Vice Chairman and a Director of McLeodUSA. He remains Chairman and CEO of Illinois Consolidated Telephone Company. Mr. Lumpkin is currently a director of First Mid-Illinois Bancshares and First Mid-Illinois Bank and Trust in Mattoon, Illinois, Central Illinois Public Service Company in Springfield, Illinois, and Ameren Corporation, a public utility headquartered in St. Louis, Missouri. Mr. Lumpkin is also a former Director and past President of the Illinois Telephone Association and USTA.

     Mr. Quarforth has been a Director of Illuminet Holdings, Inc. and its predecessor companies since January 1989. Mr. Quarforth currently serves as President and Chief Executive Officer of CFW Communications Company ("CFWC") and Chairman and Chief Executive Officer of its affiliates. Mr. Quarforth is also a Director of American Telecasting, Inc. and Virginia Financial Corporation. Mr. Quarforth is a past Director and President of the Virginia Telecommunications Industry Association. Mr. Quarforth is also Chairman of the Virginia PCS Alliance, L.C. and West Virginia PCS Alliance L.C.

     Mr.  Ross  has  been  a  Director  of  Illuminet  Holdings,  Inc.  and  its predecessor companies since January 1989. Since 1970, Mr. Ross has been President, Chief Executive Officer and a director of Lufkin-Conroe Communications Company ("LCC"), and Chairman & CEO of its operating companies, located in Texas. Mr. Ross has served on the Boards of the Texas Association of Business since 1980 and First Bank of Conroe, Texas, since 1983. In 1972, Mr. Ross became a director and member of the Executive Committee of the Texas Telephone Association and in 1975 its Chairman. Mr. Ross has served as Chairman of the Board of TECA since 1988. Mr. Ross has been a member of the Electronic Engineering Technical Advisory Committee at Texas A&M University since 1974 and holds an MBA Finance. Mr. Ross is a member of the USTA Board.


     Mr. Strand has been a Director of Illuminet Holdings, Inc. and its predecessor companies since May 1992. Since 1990, Mr. Strand has been President of Diversified Operations and a director of Aliant Communications, Inc. ("Aliant")(formerly Lincoln Telecommunications Company) located in Lincoln, Nebraska. Mr. Strand has served on the Board of the Cellular Telecommunications Industry Association ("CTIA") and was elected to the Executive Committee in 1993. He also serves as subcommittee chairman for operations in the small operators caucus, Chairman of the CTIA Foundation and is a member of the CTIA Technology Operations Policy Council ("TOPS") of the Board of Directors.

     Mr. Wilkinson has been a Director of Illuminet Holdings, Inc. and its predecessor companies since February 1986 and currently serves as Vice Chairman of the Board and Chairman of the Audit/Finance Committee. Mr. Wilkinson has been associated with Telephone & Data Systems, Inc. ("TDS"), a communications holding company with headquarters in Madison, Wisconsin, in various capacities since 1972. Since January 1992, he has held the position of Vice President and Controller with that company and was its Corporate Controller prior thereto. He also serves as an officer and director of various subsidiaries of TDS. Mr. Wilkinson holds B.S., M.B.A. and J.D. degrees from the University of Wisconsin. He is licensed to practice law in the Wisconsin State and federal courts.

Executive Officers

         The persons currently serving as executive officers of Illuminet Holdings, Inc. or its wholly-owned subsidiary Illuminet, Inc., their ages, and their positions are set forth below:


  Name                    Age                 Position
  ----                    ---                 --------
Roger H. Moore            56         President and Chief Executive
                                       Officer - Illuminet Holdings, Inc.
                                       President and Chief Executive
                                       Officer - Illuminet, Inc.
Daniel E. Weiss           50         Vice President, Secretary/Treasurer
                                        - Illuminet Holdings, Inc.
                                        Vice President - Illuminet, Inc.
Bruce E. Johnson          49         Vice President - Illuminet, Inc.
David Nicol               52         Vice President - Illuminet, Inc.
F. Terry Kremian          50         Vice President - Illuminet, Inc.

-------------


     The following is a summary of the experience of each of the executive officers:

     Mr. Moore has been President and Chief Executive Officer of Illuminet Holdings, Inc. and Illuminet, Inc. since February 1996. Prior to that, Mr. Moore served as Vice President of Major Accounts of Northern Telecom from 1994 to December 1995. He was President of Northern Telecom Japan from 1991 to 1994. Mr. Moore has held other senior positions with Northern Telecom since joining the company in 1985. Prior to joining Northern Telecom, Mr. Moore was, from 1982-1985, the President of AT&T Canada. Mr. Moore has over 30 years of experience in the telecommunications and business systems industry. Mr. Moore received a Bachelor of Science degree in general science from Virginia Polytechnic Institute.

     Mr. Weiss has been Illuminet Holdings, Inc. Vice President - Finance since February 1996 and the Company's Secretary and Treasurer since April 1996. Mr. Weiss also serves as the Vice President - Finance for Illuminet, Inc. as well as its Secretary and Treasurer. Prior to that Mr. Weiss served as Vice President-Finance, Treasurer and Assistant Treasurer for Illuminet Holdings, Inc.'s predecessor companies since 1979. Mr. Weiss served in various capacities for Evergreen State College, Olympia, Washington, from 1971 to 1979, including Accounting Manager, Assistant Director of Facilities and Academic Operations Officer. Mr. Weiss graduated from Western Washington University with a Bachelor of Science degree in Accounting and is a member of the American Institute of Certified Public Accountants and the Washington Society of Certified Public Accountants.

     Mr. Johnson has been Illuminet, Inc.'s Vice President - Operations and Engineering since February 1996. Prior to that he served as ITN's

Vice President - Operations and Engineering from July 1992 to February 1996. Prior to joining ITN, Mr. Johnson was responsible for implementing NYNEX Corporation's SS7 network. This included strategic planning, network design and SS7 service testing. While at NYNEX Mr. Johnson was responsible for deploying one of the first Industry Intelligent Network services and played an active role in providing SS7 performance data to the FCC for their 800 Data Base mandate. From 1970 to 1983 Mr. Johnson served New England Telephone in various Outside Plant Engineering and Operations assignments. Mr. Johnson has participated on numerous industry standards and technical committees, including the American National Standards Institute's T1 SS7 standards committee and was a member of the original work group that issued the first SS7 TCAP standards for North America. Mr. Johnson holds a BS in Computer Science and Mathematics from Worcester State College and has been awarded an MBA from the University of Kansas.

         Mr. Nicol has been Illuminet, Inc.'s Vice President - Product Management and Development since February 1996. Prior to that, he served as ITN's Vice President Planning and Administration from February 1994. Prior to ITN, Mr. Nicol was Chief Operating Officer of a privately held computer network integrator on the West Coast, where he was instrumental in its acquisition by a NYSE company. Earlier in a similar capacity, he had likewise engineered the acquisition of a leading LAN/WAN systems integrator in the Midwest. From 1987 to 1990, he was Vice President Corporate Planning for United Telecom (now Sprint), having served since 1984 as its Vice President Planning - Telephone Group. Prior to Sprint, Mr. Nicol was a consultant to a wide variety of Fortune 500 and other companies. Mr. Nicol's undergraduate degree in Aeronautical Engineering is from Ohio State University. He holds a masters and doctorate in Industrial Economics and Corporate Finance from Case Western Reserve University. His entire thirty-year career has been in technology industry sectors, the last fifteen directly in telecommunications.

         Mr. Kremian has been Illuminet, Inc's. Vice President - Marketing and Sales since November 1997. Prior to that Mr. Kremian was with MCI where he directed Carrier Sales, National Accounts and provided consultation to the Canadian Provincial phone companies on competition in the marketplace through the MCI Stentor Alliance. Mr. Kremian has more than 15 years of senior experience in telecommunications, serving in a variety of management positions that include sales, operations, legal and administration.

ITEM 10:   EXECUTIVE COMPENSATION

         The following table sets forth for each of the last three completed fiscal years the compensation received by Illuminet Holdings, Inc.'s Chief Executive Officer and four other most highly compensated executive officers based on salary and bonus for the last completed fiscal year (collectively referred to herein as the "Named Executive Officers").




                           SUMMARY COMPENSATION TABLE


                                                                                            Long-Term Compensation

                                                                                 ----------------------------------------

                                            Annual Compensation                      Awards                          Payouts

                                           ---------------------               -----------------                ----------------

                                                                              Securities                            All Other
                                                                              Underlying         LTIP            Compensation ($)
Name and Principal                                                             Options/
    Position              Year           Salary ($)         Bonus ($)          SARs (#)
------------------        -----           ----------         ---------       ----------         ----             ----------------

Roger H. Moore,            1997             225,000           --(2)            --(3)            --(3)              8,000(4)(5)
   President and           1996(1)          225,000          118,750                            --(3)              5,600(6)
   Chief Executive
   Officer

Daniel E. Weiss,           1997             112,824           --(2)            20,000           --                 5,641(4)(7)
   Vice President          1996             110,863           22,643                            15,095(8)         14,430(9)
                           1995             106,074           14,500                            --                 9,220(10)
Raymond E.                 1997(11)         152,112           --(2)            10,000           --                 7,606(4)(12)
Donnelly, Vice             1996(14)         122,062           22,469                            14,979(8)         20,287(13)
President

Bruce E. Johnson,          1997             131,700           --(2)            20,000           --                 6,585(4)
Vice President             1996(14)         105,676           19,936                            13,290(8)          6,893(15)

David Nicol, Vice          1997             132,036           --(2)            20,000           --                 6,602(4)
President                  1996(14)         103,292           20,642                            13,761(8)          16,344(16)



------------------------
(1)      Mr. Moore was hired effective January 1, 1996.

(2) Bonus amounts for this executive for the year 1997 have not yet been determined.

(3) Mr. Moore has not finalized the terms of his employment agreement with respect to long-term incentives.

(4) Retirement trust profit sharing contributions for the year 1997 have not yet been determined and are therefore not included in this amount.

(5)      Represents $8,000 in ILLUMINET 401(k) matching contributions.

(6)      Represents $5,600 in ILLUMINET 401(k) matching contributions.

(7)      Represents $5,641 in ILLUMINET 401(k) matching contributions.

(8) Long-term cash incentive awards for the year 1996 that will be due and payable on December 31, 1998 if executive is still employed by ILLUMINET, or has not been terminated for cause through December 31, 1998.

(9) Represents $4,479 in ILLUMINET 401(k) matching contributions and $9,951 in ILLUMINET retirement trust profit sharing contributions.

(10) Includes $3,182 in U.S. Intelco 401(k) matching contributions and $6,038 in U.S. Intelco retirement trust profit sharing contributions.

(11)     Mr. Donnelly terminated employment effective December 31, 1997.

(12)     Represents $7,606 in ILLUMINET 401(k) matching contributions.

(13) Represents $5,841 in ILLUMINET 401(k) matching contributions and $14,446 in ILLUMINET retirement trust profit sharing contributions.

(14) Messrs. Donnelly, Johnson and Nicol were deemed hired effective February 23, 1996, the effective date of the Merger.

(15) Represents $5,057 in ILLUMINET 401(k) matching contributions and $11,836 in ILLUMINET retirement trust profit sharing contributions.

(16) Represents $4,925 in ILLUMINET 401(k) matching contributions and $11,419 in ILLUMINET retirement trust profit sharing contributions.

Grants Of Stock Options

     The following table sets forth options granted during 1997 to each of the Named Executive Officers:

                                       OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
                                                  (Individual Grants)


                                                          Percent of
                                   Number of                Total
                                  Securities            Options/SARs
                                  Underlying             Granted to            Exercise Or
                                 Options/SARs           Employees in           Base Price            Expiration
  Name                           Granted (#)            Fiscal Year             ($/Sh)                 Date
------------                    ------------            ------------          ------------          ------------

Daniel E. Weiss                 20,000(1)                11.66%                 8.80                10/29/2007
Raymond E. Donnelly             10,000(2)                 5.83%                 8.80                12/31/99
Bruce E. Johnson                20,000(1)                11.66%                 8.80                10/29/2007
David Nicol                     20,000(1)                11.66%                 8.80                10/29/2007
--------------


These employee options are  exercisable  ratably  over five years and expire ten
     years  from  the  date  of  grant,   provided  that  such  officer  remains
     continuously employed by ILLUMINET.

These options became  exercisable on Mr. Donnelly's  retirement date of December
     31, 1997 and expire two years after such retirement date.

Exercises Of Stock Options

         The following table provides information on option exercises in 1997 by Named Executive Officers and the value of such officers' unexercised options on December 31, 1997:


                                          AGGREGATED OPTION/SAR EXERCISES IN
                                     LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                                Number of Securities          Value of Unexercised In-
                                                                Underlying Unexercised       The-Money Options/SARs at
                        Shares                                 Options/SARs at FY-End (#)           FY-End ($)(1)
                      Acquired on               Value
          Name        Exercise (#)           Realized ($)
                                                               --------------------------    --------------------------

                                                            Exercisable     Unexercisable     Exercisable     Unexercisable
-------------------  ------------            ------------   ------------    ------------      -----------     ------------

Daniel E. Weiss              --                   --             --               20,000           --           44,000
Raymond E                    --                   --           10,000               --           22,000           --
Donnelly
Bruce E. Johnson             --                   --                              20,000            --          44,000
David Nicol                  --                   --                              20,000            --          44,000

------------------

         (1) As ILLUMINET's stock is not traded, a readily ascertainable market value is not available. A value of $11.00 per share, representing the Board of Director's good-faith estimate, was used as of December 31, 1997, and for purposes of determining compensation related to grants made in 1997.

EMPLOYMENT AGREEMENTS

ILLUMINET has agreements with Messrs. Moore, Nicol and Johnson pursuant to which such person's employment by ILLUMINET may be terminated by ILLUMINET at any time, with or without cause. The agreements provide for an initial annual base compensation of $250,000, $110,000 and $108,000, respectively (which such annual base compensation has been subsequently adjusted by the Board of Directors to $132,036 for Mr. Nicol,$131,700 for Mr. Johnson for the year ended December 31,1997), and provide for the opportunity to earn bonuses in accordance with incentive plans established. Each such agreement provides, that, in the event of involuntary termination (as defined therein) for other than cause such executive officer will be entitled to receive a severance payment in an amount equal to 12 months of such executive officer's then base compensation. Mr. Moore is also entitled to such termination payment in the event of his election to resign as a result of a change of control. In accordance with the terms of his agreement, Mr. Donnelly received a lump-sum payment equal to his annual base compensation in the amount of $152,112 upon his termination.

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1997 the beneficial ownership of each class of Illuminet Holdings, Inc.'s capital stock held by (i) owners of five percent (5%) or more of any class, (ii) each director of Illuminet Holdings, Inc., (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers of ILLUMINET as a group.

                                                                                                        Fully
                                             Shares of                    Shares of                    Diluted
                                             Illuminet                    Illuminet                   Shares of
                                              Common        Percent       Series A       Percent      Illuminet       Percent
                                              Stock           of         Preferred         of          Common           of
                Name                                        Class          Stock         Class        Stock(1)        Class
                -----                        ------         ------       --------        ------       -------         ------
Aliant Communications, Inc. (formerly       136,954          2.53            156          6.36        203,293          3.15
Lincoln Telecommunications Co.)
P.O. Box 81309
1440 M Street
Lincoln, NE 68508
CFW Communications Company, Inc.            104,000          1.92            172          7.02        178,751          2.77
401 Spring Lane
Suite 300
P.O. Box 1990
Waynesboro, VA 22980-1990
Coastal Utilities, Inc.                      68,130          1.26            125          5.10        119,975          1.86
P.O. Box 631
Hinesville, GA 31310
Consolidated Communication, Inc.             51,029            *             523         21.34        267,677          4.15
121 S. 17th Street
Mattoon, IL 61938
Rock Hill Telephone Co.                      25,000            *             303         12.36        148,624          2.30
P.O. Box 470
330 E. Black St
Rock Hill, SC 29731
Shenandoah Telephone Company                 61,592          1.14            136          5.55        118,098          1.83
P.O. Box 459
Edinburg, VA 22824
Telephone & Data Systems, Inc.              621,556         11.47             --            --        621,556          9.64
Suite 4000
30 N. LaSalle St
Chicago, IL 60602
                                                              Percent
                                                                of
                                                 Total         Total
                Name                            Votes(2)       Votes
                -----                           -------        ------
Aliant Communications, Inc. (formerly           152,554          2.73
Lincoln Telecommunications Co.)
P.O. Box 81309
1440 M Street
Lincoln, NE 68508
CFW Communications Company, Inc.                 121,200         2.17
401 Spring Lane
Suite 300
P.O. Box 1990
Waynesboro, VA 22980-1990
Coastal Utilities, Inc.                          80,630          1.44
P.O. Box 631
Hinesville, GA 31310
Consolidated Communication, Inc.                103,329          1.85
121 S. 17th Street
Mattoon, IL 61938
Rock Hill Telephone Co.                          55,300           *
P.O. Box 470
330 E. Black St
Rock Hill, SC 29731
Shenandoah Telephone Company                     75,192          1.34
P.O. Box 459
Edinburg, VA  22824
Telephone & Data Systems, Inc.                  621,556         11.11
Suite 4000
30 N. LaSalle St
Chicago, IL 60602

                                       51


                                                                          Fully
                            Shares of             Shares of              Diluted
                            Illuminet             Illuminet             Shares of                                   Percent
                             Common     Percent   Series A   Percent    Illuminet       Percent                        of
                              Stock        of     Preferred     of        Common           of          Total         Total
       Name                              Class      Stock     Class      Stock(1)        Class        Votes(2)       Votes
      -----                  ------      ------   --------    ------     -------         ------       -------        ------

Theodore D. Berns(3)          9,571         *          --       --        9,571             *          2,867            *
Eugene L. Cole(4)            35,047         *          --       --       35,407             *         28,343            *
Aubrey E. Judy(5)             7,107         *          --       --        7,107             *            736            *
Kenneth L. Lein(6)           26,258         *           9        *       29,920             *         20,454            *
Richard A. Lumpkin(7)        61,767      1.14         523    21.34      278,415          4.32        106,807         1.91
James S. Quarforth(8)       113,144      2.09         176     7.18      189,563          2.94        124,040         2.22
G. I. Ross(9)               218,007      4.02         105     4.28      261,702          4.06        222,247         3.97
James W. Strand(10)         146,115      2.70         156     6.36      212,454          3.29        155,122         2.77
Gregory J. Wilkinson(11)    629,207     11.62          --       --      629,207          9.76        622,503        11.13
Roger H. Moore                 --          --          --       --           --            --             --           --
Daniel E. Weiss                --          --          --       --           --            --             --           --
Raymond E. Donnelly(12)      15,739         *          20        *       23,836             *          7,739            *
David Nicol                     971         *          --       --          971             *            971            *
Bruce E. Johnson              2,381         *           7        *        5,276             *          3,081            *
                             ------      ------   --------    ------     -------        ------       -------        ------
Executive Officers and
Directors as a Group      1,265,314     23.36         996    40.64    1,683,069         26.10      1,294,910        23.16
                          =========    =======   ========    ======   =========         ======     =========       =======





--------------

*        Less than 1%

(1) Assumes conversion into shares of Illuminet Common Stock of all shares of each series of Illuminet Series A Preferred Stock, and the Illuminet Debentures and accrued interest thereon as of December 31, 1997 (assuming such interest is deemed principal by the holders of such Illuminet Debentures).

(2) Represents total number of votes for outstanding stock and percentage of votes held. Holders of Illuminet Series A Preferred Stock are entitled to 100 votes per share.

(3) Includes 6,704 shares issuable to Mr. Berns pursuant to options within 60 days after December 31, 1997.

(4) As an executive officer of Canby, Mr. Cole may be deemed the beneficial owner of the 27,607 shares of Illuminet Common Stock owned by Canby, and 6,704 shares issuable to Mr. Cole pursuant to options within 60 days after December 31, 1997.

(5) Includes 6,371 shares issuable to Mr. Judy pursuant to options within 60 days after December 31, 1997.

(6) As an executive officer of Winnebago, Mr. Lein may be deemed the beneficial owner of the 18,818 shares of Illuminet Common Stock and 1 share of Illuminet Series A Preferred Stock owned by Winnebago, and 6,704 shares issuable to Mr. Lein pursuant to options within 60 days after December 31, 1997. In February 1998, Mr. Lein retired from Winnebago and since that date is no longer affiliated with Winnebago.

(7) As a director and executive officer of McLeodUSA, Mr. Lumpkin may be deemed the beneficial owner of the 51,029 shares of Illuminet Common Stock and 523 shares of Illuminet Series A Preferred Stock owned by CCI, a wholly owned subsidiary of McLeodUSA, and 7,260 shares issuable to Mr. Lumpkin pursuant to options within 60 days after December 31, 1997.

(8) As an executive officer of CFWC, Mr. Quarforth may be deemed the beneficial owner of the 104,000 shares of Illuminet Common Stock and 172 shares of Illuminet Series A Preferred Stock owned by CFWC, and 6,704 shares issuable to Mr. Quarforth pursuant to options within 60 days after December 31, 1997.

(9) As a director and executive officer of LCC, Mr. Ross may be deemed the beneficial owner of the 208,930 shares of Illuminet Common Stock and 105 shares of Illuminet Series A Preferred Stock owned by LCC, and 6,260 shares issuable to Mr. Ross pursuant to options within 60 days after December 31, 1997.

(10) As a director and executive officer of Aliant, Mr. Strand may be deemed the beneficial owner of the 136,954 shares of Illuminet Common Stock and 156 shares of Illuminet Series A Preferred Stock owned by Aliant, and 6,593 shares issuable to Mr. Strand pursuant to options within 60 days after December 31, 1997.

(11) As an executive officer of TDS, Mr. Wilkinson may be deemed the beneficial owner of 621,556 shares of Illuminet Common Stock beneficially owned by TDS, and 6,704 shares issuable to Mr. Wilkinson pursuant to options within 60 days after December 31, 1997.

(12) Includes 10,000 shares issuable to Mr. Donnelly pursuant to options within 60 days after December 31, 1997.

ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ILLUMINET provides certain services to companies who have an officer or director on the board of directors of Illuminet Holdings, Inc., or to companies who own five percent (5%) or more of any class of Illuminet Holdings, Inc. stock. The services provided and the rates charged are the same as those provided to other customers. For the year ended December 31, 1997, and for the period February 23, 1996, the Merger date, to December 31, 1996, ILLUMINET received (1) $956,000 and $578,000, respectively, from McLeodUSA or its affiliates, of which Mr. Lumpkin is a director and executive officer; (2) $698,000 and $619,000, respectively, from Aliant or its affiliates, of which Mr. Strand is a director and executive officer; (3) $106,000 and $279,000, respectively, from LCC, of which Mr. Ross is a director and executive officer; (4) $235,000 and $147,000, respectively, from CFWC or its affiliates, of which Mr. Quarforth is an executive officer; (5)
$172,000 and $194,000, respectively, from Rock Hill Telephone Company; (6) $71,000 and $38,000, respectively from Shenandoah Telephone Company, and (7) $134,000 and $148,000, respectively, from Coastal Utilities, Inc. Under the same terms, ILLUMINET received from TDS, of which Mr. Wilkinson is an executive officer, $988,000 and $633,000 for the years ended December 31, 1997 and 1996, respectively.

For participation in certain data base services provided by ILLUMINET for the year ended December 31, 1997, and for the period February 23, 1996, the Merger date, to December 31, 1996, ILLUMINET paid at rates that are the same as paid to other participants (1) $82,000 and $64,000, respectively, to Aliant or its affiliates, of which Mr. Strand is a director and executive officer and (2) $65,000 and $21,000, respectively, to McLeodUSA or its affiliates, of which Mr. Lumpkin is a director and executive officer. Under the same participation arrangements, ILLUMINET paid TDS, of which Mr. Wilkinson is an executive officer, $92,000 and $72,000 for the years ended December 31, 1997 and 1996, respectively.

For use of transmission lines in the form of private leased lines for the year ended December 31, 1997,for the period February 23, 1996, the Merger date, to December 31, 1996, ILLUMINET paid, at rates comparable to third-party service providers, $1,571,000 and $1,101,000, respectively, to McLeodUSA or its affiliates of which Mr. Lumpkin is a director, and $102,000 and $77,000, respectively, to Aliant or its affiliates, of which Mr. Strand is a director and executive officer.

 ITEM 13:   EXHIBITS, LIST AND REPORTS ON FORM 8-K

           (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION
                S-B
  EXHIBIT 3.1          Certificate of Incorporation of U.S Telnet Holdings, Inc.

  EXHIBIT 3.2 Certificate of Amendment of Certificate of Incorporation of U.S. Telnet Holdings, Inc. dated September 21, 1995.

  EXHIBIT 3.3 Certificate of Amendment of Certificate of Incorporation of USTN Holdings, Inc. dated January 23, 1996.

  EXHIBIT 3.4          Bylaws of USTN Holdings, Inc.

  EXHIBIT 3.5 Certificate of Amendment of Certificate of Incorporation of USTN Holdings, Inc. dated May 1, 1997.

  EXHIBIT 3.6 First Amendment to the By-Laws of Illuminet Holdings, Inc. dated June 13, 1996

  EXHIBIT 4.1          Specimen Common Stock Certificate of USTN Holdings,  Inc.
                       (Incorporated by reference to Exhibit 4.1 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876).

  EXHIBIT 4.2          Specimen  Common  Stock   Certificate   (Incorporated  by
                       reference  to  Exhibit  4.2  to  USTN  Holdings,   Inc.'s
                       Registration Statement on Form S-4, No. 33-97876).

  EXHIBIT 4.3(a) Indenture, dated August 15, 1991 between Independent Telecommunications Network, Inc. and United Missouri Bank, N.A., as trustee and form of 7.5%Convertible Redeemable Subordinated Debentures due August 15, 2001 (Incorporated by reference to Exhibit 4.3 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876).

  EXHIBIT 4.3(b) First Supplement to Indenture between Independent Telecommunications Network, Inc. and USTN Holdings, Inc. and USTN Services, Inc. and UMB Bank, N.A., Trustee, dated February 12, 1996. Supplemental to Indenture dated August 15, 1991 (Incorporated by reference to Exhibit 4.3 to USTN Holdings, Inc.'s Annual Report on Form 10-KSB dated March 28, 1997).

  EXHIBIT 4.4 Second Supplement to Indenture between USTN Holdings, Inc. and USTN Services, Inc. and UMB Bank, N.A. , Trustee, dated June 24, 1996. Supplemental to Indenture dated August 15, 1991. (Incorporated by reference to Exhibit 4.4 to USTN

                       Holdings,  Inc.'s   Form   10-KSB  for  the  year   ended
                       December 31, 1996, No. 33-97876).

  EXHIBIT 4.5 Certificate of Designation of USTN Holdings, Inc. Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.5 to USTN Holdings, Inc.'s Form 10-KSB for the year ended December 31, 1996, No. 33-97876).

  EXHIBIT 10.1 Office Building Lease dated June 25, 1993 by and between The Travelers Insurance Company and Independent Telecommunications Network, Inc. (Incorporated by reference to Exhibit 10.1 to USTN Holdings, Inc.'s Registration Statement on Form S- 4, No. 33-97876).

                      Management Contracts and Compensatory Plans
                      -------------------------------------------

  EXHIBIT 10.2 ILLUMINET 1996 Executive Long-Term Bonus Plan (Incorporated by reference to Exhibit 4.5 to USTN Holdings, Inc.'s Form 10-KSB for the year ended December 31, 1996, No. 33-97876).

  EXHIBIT 10.3 ILLUMINET 1996 Executive Short-Term Bonus Plan (Incorporated by reference to Exhibit 4.5 to USTN Holdings, Inc.'s Form 10-KSB for the year ended December 31, 1996, No. 33-97876).

  EXHIBIT 10.4 Employment Agreement by and between Independent Telecommunications, Inc. and Bruce Johnson (Incorporated by reference to Exhibit 10.5 to USTN Holdings, Inc.'s Registration Statement on Form S- 4, No. 33-97876).

  EXHIBIT 10.5 Employment Agreement by and between Independent Telecommunications, Inc. and David J. Nicol (Incorporated by reference to Exhibit 10.7 to USTN Holdings, Inc.'s Registration Statement on Form S- 4, No. 33-97876).

  EXHIBIT 10.6 Employment Agreement by and between Independent Telecommunications, Inc. and Raymond E. Donnelly (Incorporated by reference to Exhibit 10.8 to USTN Holdings, Inc.'s Registration Statement on Form S- 4, No. 33-97876).

  EXHIBIT 10.7 Employment Agreement by and between U.S. Intelco Networks, Inc. and Kingsley W. Hill (Incorporated by reference to Exhibit 10.10 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33- 97876).

  EXHIBIT 10.8 Independent Telecommunications Network, Inc. 1995 Long-Term Bonus Plan (Incorporated by reference to
                       Exhibit 10.13 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876).

  EXHIBIT 10.9 Independent Telecommunications Network, Inc. 1995 Short-Term Bonus Plan (Incorporated by reference to
                       Exhibit 10.14 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876).

  EXHIBIT 10.10 Form of Severance Agreement and General Release by and between U.S. Intelco Holdings, Inc. and Robert D. Cook (Incorporated by reference to Exhibit 10.15 to USTN Holdings, Inc.'s Registration Statement on Form S-4, No. 33-97876).

  EXHIBIT 10.11 Form of Letter Agreement of Employment by and among Independent Telecommunications Network, Inc., U.S. Intelco Holdings, Inc. and Roger H. Moore regarding Mr. Moore's employment as President and Chief Executive Officer of USTN Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to USTN Holdings, Inc.'s Registration Statement on Form S- 4, No. 33-97876).

  EXHIBIT 10.12        Illuminet Holdings, Inc. 1997 Equity Incentive Plan

  EXHIBIT 10.13 Illuminet Holdings, Inc. 1997 Equity Incentive Plan - Non-Qualified Stock Option Award Agreement

  EXHIBIT 10.14 Illuminet Holdings, Inc. 1997 Equity Incentive Plan - Director Stock Option Award Agreement

  EXHIBIT 10.15        Illuminet, Inc. 1997 Short-Term Incentive Plan

  EXHIBIT 10.16        Form of Letter Agreement between  Illuminet,  Inc. and F.
                       Terry Kremian regarding Mr. Kremian's employment as Vice President-Sales and Marketing of Illuminet, Inc.

  EXHIBIT 21           LIST OF SUBSIDIARIES AS OF DECEMBER 31, 1997

  EXHIBIT 27           FINANCIAL DATA SCHEDULE

         (b)  REPORTS ON FORM 8-K
                NONE

                                 SIGNATURES

In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ILLUMINET HOLDINGS, INC.



                                                By:
                                                Roger H. Moore
                                                President and Chief Executive
                                                Officer
                                                Date:  March 10, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE/TITLE                                 DATE


By:  /s/ Roger H. Moore                                       March 10, 1998
     Roger H. Moore, President and Chief Executive Officer
     (Principal Executive Officer)


By:  /s/ Daniel E. Weiss                                      March  6, 1998
     Daniel E. Weiss, Vice President - Finance
     (Principal Financial Officer and Accounting Officer)


By:  /s/ Richard A. Lumpkin                                   March  25, 1998
    Richard A. Lumpkin, Chairman of the Board


By:  /s/ Gregory J. Wilkinson                                 March  18, 1998
     Gregory J. Wilkinson, Vice Chairman of the Board


By:  /s/ Theodore D. Berns                                    March  18, 1998
     Theodore D. Berns, Director


By:  /s/ Eugene L. Cole                                       March  25, 1998
     Eugene L. Cole, Director


By:  /s/ Aubrey E. Judy                                       March  19, 1998
     Aubrey E. Judy, Director

By:  /s/ Kenneth L. Lein                                      March 21, 1998
     Kenneth L. Lein, Director


By:  /s/ James S. Quarforth                                   March 25, 1998
     James S. Quarforth, Director


By:  /s/ G. I. Ross                                           March  19, 1998
     G. I. Ross, Director


By:  /s/ James W. Strand                                      March  16, 1998
     James W. Strand, Director