Form 10-Q
period 1999-09-30
ILLUMINET HOLDINGS INC
filed 1999-11-15
CIK 1002119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         COMMISSION FILE NUMBER 0-27555

                            ILLUMINET HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ ] No [X]

At November 1, 1999, 4,485,000 shares of Common Stock, $0.01 par value per share, and 6,342,195 shares of Class A Common Stock, $0.01 par value per share were outstanding.

                            ILLUMINET HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                           ----
PART I:  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

   Consolidated Balance Sheets as of September 30, 1999 and
    December 31, 1998                                                        1

   Consolidated Statements of Income for the three months and nine
   months ended September 30, 1999 and 1998                                  2

   Consolidated Statements of Cash Flows for the nine months ended
   September 30, 1999 and 1998                                               3

   Notes to Consolidated Financial Statements - September 30, 1999           4

ITEM 2:  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                 7

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk         13

PART II:  OTHER INFORMATION

ITEM 1:  Legal Proceedings                                                  14

ITEM 2:  Changes in Securities and Use of Proceeds                          14

ITEM 3:  Defaults Upon Senior Securities                                    14

ITEM 4:  Submission of Matters to a Vote of Security Holders                14

ITEM 5:  Other Information                                                  15

ITEM 6:  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                            ILLUMINET HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1999             1998
                                                                       ------------     ------------
                                                                        (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents ......................................     $     16,442     $     11,967
  Accounts receivable, less allowance for doubtful accounts
     of $2,358 ($1,133 in 1998) ..................................           30,790           27,155
  Deferred income taxes ..........................................               --            2,101
  Prepaid expenses and other .....................................            1,009              784
                                                                       ------------     ------------
          Total current assets ...................................           48,241           42,007
Property and equipment, net ......................................           44,485           43,747
Computer software product costs, less accumulated
  amortization of $2,205 ($1,784 in 1998) ........................              654            1,075
Other assets .....................................................            2,982            2,621
                                                                       ------------     ------------
          Total assets ...........................................     $     96,362     $     89,450
                                                                       ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .........................................     $      4,200     $      3,923
  Accrued expenses ...............................................            4,642            3,378
  Due to customers ...............................................           14,899           16,622
  Current portion of obligations under capital leases ............            2,379            1,706
  Current portion of long-term debt ..............................            2,269            3,458
                                                                       ------------     ------------
          Total current liabilities ..............................           28,389           29,087
                                                                       ------------     ------------
Deferred income taxes ............................................            3,429            3,429
Obligations under capital leases, less current portion ...........            5,615            5,146
Long-term debt, less current portion .............................           14,273           15,596
Stockholders' equity:
  Preferred Stock, par value $.01 per share, authorized 100,000 shares, 4,416 shares designated as Series A and 7,000
     shares designated as Series B ...............................               --               --
     Series A Convertible Preferred Stock, par value $.01 per
       share, issued and outstanding 2,408 (2,408 in 1998),
       aggregate liquidation preference $2,408 ...................               --               --
     Series B Participating Cumulative Preference Stock, par
       value $.01 per share, none issued or outstanding ..........               --               --
  Common Stock, par value $.01 per share, authorized
     150,000,000 shares, none outstanding ........................               --               --
  Class A Common Stock, par value $.01 per share, authorized
     7,200,000 shares, issued and outstanding 5,376,730
     (5,365,605 in 1998) .........................................               54               54
  Additional paid-in capital .....................................           16,931           12,712
  Deferred stock-based compensation ..............................           (4,128)            (394)
  Retained earnings ..............................................           31,799           23,820
                                                                       ------------     ------------
          Total stockholders' equity .............................           44,656           36,192
                                                                       ------------     ------------
          Total liabilities and stockholders' equity .............     $     96,362     $     89,450
                                                                       ============     ============

                            ILLUMINET HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           SEPTEMBER 30,                          SEPTEMBER 30,
                                                   ------------------------------        ------------------------------
                                                      1999               1998               1999               1998
                                                   -----------        -----------        -----------        -----------
                                                                               (UNAUDITED)
Revenues:
  Network services ............................    $    24,958        $    16,053        $    66,520        $    42,653
  Clearinghouse services ......................          1,540              1,430              4,592              4,893
  Network usage software applications .........            271              1,252                773              2,775
                                                   -----------        -----------        -----------        -----------
          Total revenues ......................         26,769             18,735             71,885             50,321
Expenses:
  Carrier costs ...............................          7,369              6,173             20,967             16,925
  Operating ...................................          6,733              5,297             19,220             13,845
  Selling, general and administrative .........          3,784              2,500              9,912              7,039
  Depreciation and amortization ...............          3,008              2,356              8,325              6,140
                                                   -----------        -----------        -----------        -----------
          Total expenses ......................         20,894             16,326             58,424             43,949
                                                   -----------        -----------        -----------        -----------
Operating income ..............................          5,875              2,409             13,461              6,372
Interest expense, net .........................            201                267                593                491
                                                   -----------        -----------        -----------        -----------
Income before income taxes ....................          5,674              2,142             12,868              5,881
Income tax provision ..........................          2,156                847              4,890              2,235
                                                   -----------        -----------        -----------        -----------
Net income ....................................    $     3,518        $     1,295        $     7,978        $     3,646
                                                   ===========        ===========        ===========        ===========
Earnings per share -- basic ...................    $      0.66        $      0.24        $      1.49        $      0.68
                                                   ===========        ===========        ===========        ===========
Earnings per share -- diluted .................    $      0.54        $      0.22        $      1.26        $      0.61
                                                   ===========        ===========        ===========        ===========
Weighted-average common shares -- basic .......      5,368,360          5,365,505          5,367,036          5,353,290
                                                   ===========        ===========        ===========        ===========
Weighted-average common shares -- diluted .....      6,651,550          6,495,746          6,571,303          6,501,910
                                                   ===========        ===========        ===========        ===========
Pro forma earnings per share -- basic .........    $      0.16        $      0.06        $      0.37        $      0.17
                                                   ===========        ===========        ===========        ===========
Pro forma earnings per share -- diluted .......    $      0.14        $      0.05        $      0.31        $      0.15
                                                   ===========        ===========        ===========        ===========
Pro forma weighted-average common shares --
  basic .......................................     21,473,440         21,462,020         21,468,144         21,413,160
                                                   ===========        ===========        ===========        ===========
Pro forma weighted-average common shares --
  diluted .....................................     26,606,200         25,982,984         26,285,212         26,007,640
                                                   ===========        ===========        ===========        ===========

                            ILLUMINET HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1999             1998
                                                    ----------       ----------
                                                            (UNAUDITED)

Operating activities:
  Net income ..................................     $    7,978       $    3,646
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation and amortization ...............          8,325            6,140
  Stock-based compensation expense ............            387              319
  Deferred income taxes .......................          2,101            2,235
  Change in:
     Accounts receivable ......................         (3,635)          (2,022)
     Trade accounts payable ...................            277            1,473
     Accrued expenses .........................          1,264           (1,235)
     Due to customers .........................         (1,723)             (44)
     Other ....................................           (598)            (320)
                                                    ----------       ----------
  Net cash provided by operating
     activities ...............................         14,376           10,192
                                                    ----------       ----------
Investing activities:
  Capital purchases ...........................         (6,100)          (7,996)
                                                    ----------       ----------
     Net cash used in investing activities ....         (6,100)          (7,996)
                                                    ----------       ----------
Financing activities:
  Purchase of subordinated capital
     certificates related to notes payable ....             --              (68)
  Proceeds from issuance of notes payable .....             --            1,368
  Proceeds from issuance of Class A Common
     Stock ....................................             98               --
  Principal payments on notes payable and
     capital leases ...........................         (3,899)          (1,817)
                                                    ----------       ----------
     Net cash used in financing activities ....         (3,801)            (517)
                                                    ----------       ----------
Net increase in cash and cash equivalents .....          4,475            1,679
Cash and cash equivalents at:
  Beginning of period .........................         11,967           11,167
                                                    ----------       ----------
  End of period ...............................     $   16,442       $   12,846
                                                    ==========       ==========
Supplemental cash flow disclosure:
  Income taxes paid ...........................     $    3,014       $      221
                                                    ==========       ==========
  Interest paid, net ..........................     $      880       $      666
                                                    ==========       ==========
  Capital acquisitions financed through
     capital leases ...........................     $    2,530       $    5,972
                                                    ==========       ==========

                            ILLUMINET HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Illuminet Holdings, Inc. and its wholly-owned subsidiary Illuminet, Inc. (collectively referred to as "Illuminet") are engaged in the business of developing, managing and marketing a Signaling System 7 ("SS7") network and related products and services based on SS7 technology to the entire telecommunications marketplace. SS7 is a telecommunications industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access, and caller identification. Additionally, Illuminet provides advanced database services, billing-and-collection services, calling card services, and network usage software applications to a range of telephone companies as well as interexchange carriers, operator service providers and other telecommunications companies and providers of telecommunications services.

    Illuminet has its corporate headquarters and a portion of its operations located in Lacey, Washington; a network control center and related operations located in Overland Park, Kansas; and additional SS7 Signal Transfer Points located in Rock Hill, South Carolina; Mattoon, Illinois; Las Vegas, Nevada; Akron, Pennsylvania, and Waynesboro, Virginia.

    Illuminet Holdings, Inc. (formerly USTN Holdings, Inc. through May 1997) and Illuminet, Inc. (formerly USTN Services, Inc. through May 1997) were incorporated in the State of Delaware on August 2, 1995.

BASIS OF PRESENTATION

    The consolidated financial statements of Illuminet as of September 30, 1999 and 1998 and for the three and the nine months ended September 30, 1999 and 1998 presented in this Form 10-Q are unaudited, and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of Illuminet's financial position, results of its operations and its cash flows for each period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Illuminet believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results. These consolidated financial statements and notes thereto should be read in conjunction with Illuminet's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 23, 1999, as amended on September 16, 1999 and October 7, 1999.

EARNINGS PER SHARE

    The computation of earnings per share-basic is based on net income and the weighted average number of Class A common shares outstanding. The computation of earnings per share-diluted includes the dilutive effect of outstanding preferred stock, convertible debentures, and Class A Common Stock options calculated using the treasury stock method.

    In connection with the amendment to the Certificate of Incorporation, as further described in Note 2, Illuminet has provided that each share of Class A Common Stock will be converted into shares of a new class of Common Stock on April 5, 2000, 181 days after the date of the final prospectus for the initial public offering. Pro forma earnings per share and pro forma weighted-average common share amounts reflect amounts that would have been reported after giving effect to the assumed automatic conversion of Class A Common Stock into four shares of Common Stock as if the conversion had occurred at the beginning of each period presented.

NOTE 2. INITIAL PUBLIC OFFERING

    On May 26, 1999, the Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission to permit Illuminet to offer its common stock to the public (the "Offering"). The Offering became effective on October 7, 1999.

    On June 21, 1999, the stockholders approved an amendment that would automatically convert each share of Illuminet Series A Convertible Preferred Stock ("Series A Stock") into Class A Common Stock upon a public offering of Illuminet's Common Stock.

    On August 20, 1999, the Board of Directors authorized management to call all outstanding convertible redeemable subordinated debentures ("Debentures") and related accrued interest payable. Holders of the Debentures had the right until October 4, 1999 to convert the Debentures and the related accrued interest payable into Class A Common Stock at the exchange rate of $11.11 per share. Debentureholders holding an aggregate of $8.4 million in principal and accrued interest elected to convert their Debentures into 760,838 shares of Class A Common Stock. The remaining $0.1 million of Debentures and accrued interest were redeemed.

    On September 9, 1999, the stockholders of Illuminet authorized Illuminet to file an amendment to its Certificate of Incorporation with the Delaware Secretary of State prior to the effectiveness of a registration statement to offer its Common Stock to the public. This amendment created a new class of Common Stock with 150,000,000 authorized shares, renamed the existing Common Stock as Class A Common Stock, decreased the number of authorized shares of Class A Common Stock to 7,200,000, and provided for the automatic conversion of each share of Class A Common Stock into the new class of Common Stock 181 days after the date of the final prospectus for the Offering. The amendment was filed and effective on October 7, 1999. In connection with the renaming of the Illuminet Common Stock, all references to existing Common Stock have been changed to be referred to as Class A Common Stock in the accompanying financial statements and the changes to the amounts of authorized shares have been retroactively adjusted.

    On September 9, 1999, the Board of Directors reserved for issuance under the 1997 Equity Incentive Plan 13% of Illuminet's Common Stock outstanding from time to time.

    On September 13, 1999, the Board of Directors of Illuminet approved a conversion ratio of one share of Class A Common Stock for four shares of Common Stock.

    On October 4, 1999, the Board of Directors approved an employee stock purchase plan. Any employee who meets certain service requirements is eligible to participate in the plan and can purchase Common Stock for an amount equal to 85% of the lower of the initial public offering price or the closing price of the Common Stock on the last day of each six month period that the plan is in effect. Illuminet has reserved 700,000 shares for issuance under this plan. The plan will terminate in two years.

    On October 14, 1999, Illuminet completed its initial public offering and issued 4,485,000 shares of its Common Stock at a price of $19.00 per share. Illuminet received approximately $78.3 million in cash, net of underwriter discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, all Series A Stock was automatically converted into 204,941 shares of Class A Common Stock.

NOTE 3. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                           SEPTEMBER 30,     DECEMBER 31,
                                                1999            1998
                                           ------------     ------------
Land ..............................        $        912     $        912
Building and leasehold improvements               7,240            7,156
Equipment and furniture ...........               3,864            3,435
Network assets ....................              57,886           51,799
Computer hardware and software ....              23,262           21,231
                                           ------------     ------------
                                                 93,164           84,533
Less: Accumulated depreciation ....             (48,679)         (40,786)
                                           ------------     ------------
  Property and equipment, net .....        $     44,485     $     43,747
                                           ============     ============

NOTE 4. EARNINGS PER SHARE

    The following table sets forth the computation of earnings per share-basic and diluted (in thousands, except share and per share amounts):

                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                        ----------------------------        ----------------------------
                                           1999              1998              1999              1998
                                        ----------        ----------        ----------        ----------
Numerator:
  Numerator for earnings per
     share-basic -- net income .....    $    3,518        $    1,295        $    7,978        $    3,646
  Effect of dilutive
     securities -- Debenture
     interest, net of tax ..........            97               111               291               334
                                        ----------        ----------        ----------        ----------
  Numerator for earnings per
     share-diluted -- net
     income after assumed
     conversions ...................    $    3,615        $    1,406        $    8,269        $    3,980
                                        ==========        ==========        ==========        ==========
Denominator:
  Denominator for earnings per
    share-basic --
    weighted-average shares ........     5,368,360         5,365,505         5,367,036         5,353,290
  Weighted-average effect of
     dilutive securities:
     Stock options .................       316,676           138,582           231,231           138,938
     Debentures ....................       761,545           786,690           768,067           802,286
     Series A Stock ................       204,969           204,969           204,969           207,396
                                        ----------        ----------        ----------        ----------
     Dilutive potential common
       shares ......................     1,283,190         1,130,241         1,204,267         1,148,620
                                        ----------        ----------        ----------        ----------
  Denominator for earnings per
     share-diluted -- adjusted
     weighted-average shares and
     assumed conversions ...             6,651,550         6,495,746         6,571,303         6,501,910
                                        ==========        ==========        ==========        ==========

Earnings per share-- basic .........    $     0.66        $     0.24        $     1.49        $     0.68
                                        ==========        ==========        ==========        ==========
Earnings per share-- diluted .......    $     0.54        $     0.22        $     1.26        $     0.61
                                        ==========        ==========        ==========        ==========

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the consolidated financial condition and results of operations of Illuminet Holdings, Inc. and its wholly-owned subsidiary Illuminet, Inc. (collectively referred to as "Illuminet") should be read in conjunction with the Financial Statements and the related Notes thereto included in this Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Illuminet's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Forward Looking Statements". Illuminet disclaims any obligation to update information contained in any forward-looking statement.

OVERVIEW

    We operate the largest unaffiliated SS7 network in the United States and are a leading provider of complementary intelligent network and SS7 services to telecommunications carriers. Connection to our network gives carriers access to the system of signaling networks of nearly the entire U.S. public-switched telecommunications infrastructure through a single source.

    SS7 is the industry standard used by almost every switched telephone network operator in the United States and Canada to identify available network routes and designate the circuits to be used for each individual telephone call. SS7 networks also provide access to intelligent network services, such as caller identification, calling card validation and other specialized database access functions, all of which are performed in the seconds it takes to complete a call. SS7 networks are specialized packet-switched data networks that provide these control functions and services in parallel with separate voice networks.

    Our network is composed of specialized SS7 switches, sophisticated computers and databases strategically located across the country. These elements interconnect our customers and all of the largest U.S. telecommunications carriers through leased lines. As of September 30, 1999, our network serves over 600 network customers, including incumbent local exchange carriers, competitive local exchange carriers, long distance companies, wireless telecommunications providers and Internet service providers.

    Our products and services can be grouped into three general categories:

    - network services, which includes SS7 connectivity, switching and the transport of messages used to route calls and query databases, and intelligent network services, such as database access, including local number portability and support for roaming between carriers;

    - clearinghouse services that facilitate payments among telecommunications carriers; and

    -   network usage software applications.

    Our SS7 network connectivity, switching and transport services provide telecommunications carriers access to the signaling networks of nearly the entire U.S. public-switched telecommunications infrastructure through a single source. Once connected, customers use our network to route and complete voice and data transmissions and access related and complementary services and applications available from us or from third party vendors. Once a customer is connected to our network, we continue to provide support services to maintain and upgrade its connection on a 24 hour a day, seven day a week basis.

    Intelligent network services encompass a number of database query functions, including caller identification, toll-free calling, calling card validation, local number portability and seamless wireless roaming. Each of these services uses our SS7 network to access databases, some maintained by us and others maintained by third parties.

    Our clearinghouse services include serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. For example, we receive a monthly report from a long distance carrier detailing the long distance calls made by the customers of another carrier. We prepare statements to each billing carrier of its customers' usage, which the billing carrier then uses to bill its customers. The billing carrier remits the payments received from its customers to us. We aggregate these payments and remit them to the long distance carrier, net of our servicing fee.

    Network usage software applications are commercial applications derived primarily from software we developed to create billing data for the use of our network and services. This software is licensed to carriers and allows them to create billing data to bill another carrier for use of their signaling network or their underlying public-switched telecommunications network.

REVENUES

    Most of our revenues come from the sale of network services, including SS7 connectivity, switching and transport and the provision of intelligent network services. To a lesser extent, we derive revenues from our clearinghouse services and network usage software applications.

    Customers generally are charged for connectivity to our SS7 network on a monthly "per link" basis. If we provision the network facilities that provide their connection to our network, they pay us for establishing the initial connections that link them to our network and pay a separate monthly fee to maintain those links. We generally price these connectivity links on a cost-plus basis based on our facility lease costs. In addition, customers are charged for network switching (the transmission of signaling traffic throughout the network) based on the number of switches to which they signal.

    Our intelligent network services are delivered through our network and a substantial majority of our customers purchase both SS7 network connectivity and intelligent network services. Our intelligent network services fall into two general categories: database administration and database query services. In addition to paying monthly fees for SS7 connectivity, our customers pay a per use or per query fee for database services. For example, we price local number portability service order administration on a per-ported number basis, and obtain volume-based revenue for accessing the local number portability database on a per-query basis.

    Clearinghouse services are provided on a per message billed basis. Our revenues vary based on the number of messages provided to us by telecommunications companies and other message providers for aggregation and distribution by us to the carrier who will bill to and collect from its customers. Clearinghouse services are relatively mature and are experiencing competitive pricing pressures.

    Revenues from network usage software applications are derived from licenses of our software products and continuing software maintenance fees. These products have a long sales cycle, with each individual license normally contributing significant revenue to the product line, approximately 50% of which is recognized when the product is delivered and 50% when the end user approves the product. New sales opportunities for these products in their current form are limited, as many of the customers in the top tier market, consisting primarily of regional Bell operating companies, have already licensed our product. Therefore, revenues may change significantly from period to period, depending on the mix of license and maintenance fees in any given period.

    The table below indicates the portion of our revenues attributable to network services, clearinghouse services and network usage software applications for the three months ended September 30, 1999 and 1998 and the first nine months of 1999 and 1998, together with the percentage change in revenues.

                                THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                            ---------------------------------------      ---------------------------------------
                              1999          1998           % CHANGE        1999          1998           % CHANGE
                            --------      --------         --------      --------      --------         --------
                                                               ($ IN THOUSANDS)
Network services .........  $ 24,958      $ 16,053             55%       $ 66,520      $ 42,653             56%
Clearinghouse services ...     1,540         1,430              8           4,592         4,893             (6)
Network usage software
  applications ...........       271         1,252            (78)            773         2,775            (72)
                            --------      --------                       --------      --------
                            $ 26,769      $ 18,735             43%       $ 71,885      $ 50,321             43%
                            ========      ========                       ========      ========

EXPENSES

    Our costs and expenses, which we do not attribute directly to individual product lines, consist generally of the following:

    - Carrier costs, which include recurring payments to telecommunications carriers for leased lines and signal transfer point ports. These lines and ports provide connections (1) between our customers and our network,
        (2) among our own network locations and (3) between our network and nearly all other SS7 networks in the United States. Cost of links and ports to our customers is variable, relating directly to the number of links and ports we provide to our customers. Cost of links and ports among our own network locations and to other SS7 networks is primarily fixed. We generally lease lines and ports under tariffs with volume discounts;

    - Operating expenses, which include the cost of providing network services, clearinghouse services and network usage software applications. Such costs primarily include personnel costs and hardware and software maintenance costs to monitor and maintain our network on a 24 hour a day, seven day a week basis, maintain and operate our databases, process our clearinghouse messages, and develop and maintain our network usage software applications;

    - Selling, general and administrative, which consist primarily of executive and administrative personnel and professional services expense; and

    - Depreciation and amortization, which relate primarily to our installed network equipment, our computer hardware and software, our corporate facilities and our network usage software applications.

    The table below indicates our expenses in the three months ended September 30, 1999 and 1998 and the first nine months of 1999 and 1998, together with the percentage change in expenses.

                             THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                          -------------------------------------    ------------------------------------
                            1999         1998          % CHANGE      1999        1998          % CHANGE
                          -------      -------         --------    -------      -------        --------
                                                            ($ IN THOUSANDS)
Carrier costs .........   $ 7,369      $ 6,173            19%      $20,967      $16,925            24%
Operating .............     6,733        5,297            27        19,220       13,845            39
Selling, general and
   administrative .....     3,784        2,500            51         9,912        7,039            41
Depreciation and
   amortization .......     3,008        2,356            28         8,325        6,140            36
                          -------      -------                     -------      -------
                          $20,894      $16,326            28%      $58,424      $43,949            33%
                          =======      =======                     =======      =======

RESULTS OF OPERATIONS

    The table below indicates the results of our operations expressed as a percentage of total revenues. The historical results are not necessarily indicative of results to be expected for any future period.


                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                               ------------------------    ------------------------
                                                  1999          1998          1999          1998
                                               ----------    ----------    ----------    ----------
Revenues:
  Network services ..................                  93%           86%           93%           85%
  Clearinghouse services ............                   6             8             6            10
  Network usage software applications                   1             6             1             5
                                               ----------    ----------    ----------    ----------
     Total revenues .................                 100           100           100           100
Expenses:
  Carrier costs .....................                  28            33            29            34
  Operating .........................                  25            28            27            27
  Selling, general and administrative                  14            13            14            14
  Depreciation and amortization .....                  11            13            11            12
                                               ----------    ----------    ----------    ----------
     Total expenses .................                  78            87            81            87
                                               ----------    ----------    ----------    ----------
Operating income ....................                  22            13            19            13
Interest expense, net ...............                   1             1             1             1
                                               ----------    ----------    ----------    ----------
Income before income taxes ..........                  21            12            18            12
Income tax provision ................                   8             5             7             5
                                               ----------    ----------    ----------    ----------
Net income ..........................                  13%            7%           11%            7%
                                               ==========    ==========    ==========    ==========

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES

    Network services. Network services, comprised of network connectivity, which includes message switch and transport, and intelligent network services, revenues increased by $8.9 million, or 55%, to $25.0 million for the three months ended September 30, 1999 from $16.1 million for the same period in 1998, and by $23.8 million, or 56%, to $66.5 million for the nine months ended September 30, 1999 from $42.7 million in the same period in 1998. These increases were due to increased customer connections and signaling across our network, substantial growth in queries processed in the line information, caller identification or calling name delivery and toll-free databases, and the rollout of local number portability.

    Network connectivity revenues increased by $3.7 million, or 37%, to $13.4 million for the three months ended September 30, 1999 from $9.7 million for the same period in 1998, and by $10.4 million, or 41%, to $36.0 million for the nine months ended September 30, 1999 from $25.6 million for the same period in 1998. Intelligent network services revenues increased by $5.3 million, or 83%, to $11.6 million for the three months ended September 30, 1999 from $6.3 million for the same period in 1998, and by $13.5 million, or 79%, to $30.5 million for the nine months ended September 30, 1999 from $17.0 million for the same period in 1998. These increases include a one-time increment to revenue of approximately $1.0 million in the third quarter of 1999 as a result of our internal implementation of a new system to collect billing data. During the fourth quarter of 1998, our customer base increased and we obtained access to additional caller information maintained in third-party databases. The remainder of the increase is due to continued growth in local number portability.

    Clearinghouse services. Clearinghouse services revenues increased by $0.1 million, or 8%, to $1.5 million for the three months ended September 30, 1999 from $1.4 million for the same period in 1998, and decreased by $0.3 million, or 6%, to $4.6 million for the nine months ended September 30, 1999 from $4.9 million for the same period in 1998. The increase for the three months ended September 30, 1999 over the same period in 1998 was caused by the implementation of cycle-billing system capabilities in 1998 which resulted in lower than normal volume processing during conversion. The decrease for the nine months ended September 30, 1999 from the same period in 1998 was caused by a continued decline in messages processed during the period.

    Network usage software applications. Network usage software applications revenues decreased by $1.0 million, or 78%, to $0.3 million for the three months ended September 30, 1999 from $1.3 million for the same period in 1998, and by $2.0 million, or 72%, to $0.8 million for the nine months ended September 30, 1999 from $2.8 million for the same period in 1998. These decreases were due to the inclusion in the 1998 periods of license fees, while revenues in the 1999 periods represented only software maintenance fees.

EXPENSES

    Carrier costs. Carrier costs increased by $1.2 million, or 19%, to $7.4 million for the three months ended September 30, 1999 from $6.2 million for the same period in 1998, and by $4.1 million, or 24%, to $21.0 million for the nine months ended September 30, 1999 from $16.9 million for the same period in 1998. These increases were due to the growth in leased network connectivity and link and local access and transport area access charges incurred to support increased customer use of our network. Local access and transport area access charges increased significantly due to our decision to build links directly into local access and transport areas instead of relying on third-party intermediaries. While the cost of building direct links exceeds that of our prior arrangements, the reliability of our network is enhanced as we gain increased link control and monitoring capabilities. Over the reported periods, carrier costs have decreased as percentage of revenue as network capacity has been leveraged to support increasing revenues.

    Operating. Operating expenses increased by $1.4 million, or 27%, to $6.7 million for the three months ended September 30, 1999 from $5.3 million for the same period in 1998, and by $5.4 million, or 39%, to $19.2 million for the nine months ended September 30, 1999 from $13.8 million for the same period in 1998. These increases resulted mainly from higher personnel expenses related to an expansion of the customer support, operations and engineering functions and increased maintenance costs for new network and systems hardware and software. Additionally, we recorded a reserve of $0.7 million for the three months ended September 30, 1999, and $1.8 million for the nine months ended September 30, 1999 for a loss on a clearinghouse services contract. We have entered into a new contract with this customer and recently began arbitration proceedings to settle items in dispute under the prior contract.

    Selling, general and administrative. Selling, general and administrative expenses increased by $1.3 million, or 51%, to $3.8 million for the three months ended September 30, 1999 from $2.5 million for the same period in 1998, and by $2.9 million, or 41%, to $9.9 million for the nine months ended September 30, 1999 from $7.0 million for the same period in 1998. These increases were primarily due to the addition of personnel necessary to support the overall growth of our business and an increase in the general provision for bad debts in the three months ended September 30, 1999 to $0.6 million from $0.1 million in 1998. The increase in the bad debts provision reflects increased revenues and an increase in emerging carrier customers with limited financial history.

    Depreciation and amortization. Depreciation and amortization expenses increased by $0.6 million, or 28%, to $3.0 million for the three months ended September 30, 1999 from $2.4 million for the same period in 1998, and by $2.2 million, or 36%, to $8.3 million for the nine months ended September 30, 1999 from $6.1 million for the same period in 1998. These increases reflect the significant investment made in the last 18 months for network monitoring and data collection hardware and software, database applications, and signal transfer point switches.

    Interest expense, net. Interest expense, net decreased by $0.1 million, or 25%, to $0.2 million for the three months ended September 30, 1999 from $0.3 million for the same period in 1998, and increased by $0.1 million, or 21%, to $0.6 million for the nine months ended September 30, 1999 from $0.5 million for the same period in 1998. These changes reflect increased interest expense from capital leases completed in late 1998 offset by increased interest income beginning in mid-1999 on higher cash balances generated from operations.

    Income taxes. Income tax expense increased by $1.4 million, or 155%, to $2.2 million for the three months ended September 30, 1999 from $0.8 million for the same period in 1998, and by $2.7 million, or 119%, to $4.9 million for the nine months ended September 30, 1999 from $2.2 million for the same period in 1998. These increases were driven by our increase in income.

LIQUIDITY AND CAPITAL RESOURCES

    We rely on a combination of cash generated from operations, commercial borrowings, vendor financing and the issuance of debt and equity securities to fund our operations and capital needs. Currently, our operating activities generate positive cash flows. We anticipate continued high levels of investment in our infrastructure over the next several years to manage increased network volumes, to enhance customer support systems and to continue to improve network and service reliability. Additionally, we anticipate continued investments in the development and acquisition of new services and products related to our network, database and clearinghouse services in order to address changing markets and customer needs.

    Our working capital (current assets in excess of current liabilities) was $19.9 million at September 30, 1999. Our cash and cash equivalent balances included $3.7 million required as working capital to service our clearinghouse services customers. Clearinghouse funds are received and disbursed on a monthly basis. The growth in working capital of $7.0 million, or 54%, from $12.9 million at December 31, 1998, reflects the increase in accounts receivable attributable to increased revenue and decreased payables related to our clearinghouse services function.

    Our property and equipment acquisitions were $8.6 million for the first nine months of 1999. Expenditures for property and equipment are primarily for network equipment to expand capacity and enhance reliability, including network monitoring equipment and local number portability service-related assets. We currently anticipate additional capital expenditures of approximately $8.1 million in the remainder of 1999 and approximately $25.0 million in 2000.

    At September 30, 1999, we had a secured line of credit expiring August 15, 2001 with Rural Telephone Finance Cooperative ("Cooperative") that permits us, subject to certain conditions, to borrow up to $7.3 million, not to exceed 80% of accounts receivable. There were no borrowings against this line of credit at that date. Additionally, at September 30, 1999, we had $3.8 million of unused loan facilities established or committed with the Cooperative, expiring in the years 2000 and 2001. Long-term secured notes payable to the Cooperative were $8.3 million at June 30, 1999, with various maturity dates ranging from August 2000 to March 2015. Also, during 1999, we obtained vendor financing for capital leases related to a purchase of $2.5 million of new network equipment and applications to enhance monitoring, data collection and troubleshooting capabilities.

    At September 30, 1999 we had approximately $8.4 million in principal amount and accrued interest related to outstanding 7.5% Debentures. During August, 1999, we notified our debentureholders that we would redeem all outstanding Debentures plus accrued interest. On October 4, 1999, an additional 760,838 shares of Class A Common Stock were issued to debentureholders who elected to convert. A remaining amount of $0.1 million was paid during October for redemption of the principal amount and accrued interest that was not converted to Class A Common Stock.

    On October 14, 1999, we completed our initial public offering and issued 4,485,000 shares of common stock and received approximately $78.3 million in cash, net of underwriter discounts, commissions and other offering costs. This amount is not reflected in the September 30, 1999 balance sheet.

    We believe that our existing cash balances, funds generated from our operations, borrowings available under our existing credit agreements and proceeds from our initial public offering will be sufficient to meet our anticipated capital expenditure and working capital needs for the foreseeable future. However, acquisitions of complementary businesses or technologies may require significant capital beyond our current expectations, which would require us to issue additional equity securities and/or incur additional long-term debt. We currently do not have any agreements, and are not involved in any negotiations, with respect to any acquisition.

IMPACT OF YEAR 2000

    The Year 2000 issue is the result of some information and operating systems being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process database or network transactions, send invoices or engage in similar normal business activities.

    We have conducted a comprehensive review of our hardware and software systems to identify those systems that could be affected by the Year 2000 issue and we have developed an implementation plan to resolve the identified issues. Systems that interact with customers and that focus on our core business functions of SS7 network signaling, database information and network usage software applications have been given the highest priority. We presently believe that with modifications or replacements of existing software and affected hardware, updates by vendors and conversion to new software, we can avoid any material adverse impact on our operations from the Year 2000 issue. However, if the modifications and replacements or vendor updates are not made or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on our operations.

    Our plan to resolve the Year 2000 issue involved the following four phases: assessment, conversion, testing and implementation. To date, we have fully completed our assessment of all critical systems and hardware that could be affected by the Year 2000 issue. We have completed reprogramming and/or upgrading the software we maintain. To date, we have completed our testing and have implemented all of our converted systems.

    We used both internal and external resources to implement our Year 2000 compliance plan. To date, we have spent $993,000 to remedy the Year 2000 issue and at this time, do not expect to incur further significant expenditures. Approximately 90% of these expenses were capitalized because the costs related to Year 2000 modifications were only an incremental part of overall software and hardware upgrades.

    All non-information technology that uses or might use date sensitive embedded software chips, such as security systems, climate controls and other electronic devices used in daily business operations, have been inventoried and assessed. All identified non-compliant systems have been upgraded.

    Our SS7 network interfaces directly with significant third-party networks and databases. We are currently working with these and other third-party vendors to ensure that their systems and interfaces that are relevant to us are Year 2000 compliant by December 31, 1999. To date, we have been advised by over 85% of our significant third-party vendors that they expect to be Year 2000 compliant by the end of 1999. In addition, we are participating with national industry groups such as the Network Reliability and Interoperability Council and committees of the Alliance for Telecommunications Industry Solutions to assess Year 2000 network reliability and we will continue to monitor the compliance of our third-party vendors. Failure to address the Year 2000 issue by a third-party on whom our systems or services rely could have a material adverse impact on us or our customers.

    We believe the necessary programs are in place for a smooth Year 2000 transition. However, unanticipated problems may arise and we may be unable to operate our SS7 network or informational databases. Additionally, we could be subject to litigation for product or service failure. We cannot reasonably estimate at this time the amount of our potential liability and lost revenue.

    We are in the process of completing our contingency plans. To date we have completed identifying teams to be on call during the change in year to monitor our network, critical systems, operations centers and business processes, and have completed developing data retention and recovery procedures for critical business data. During the fourth quarter of 1999, we plan to complete reviewing, assessing and updating existing business recovery plans, developing alternate processes to support critical customer functions, and developing alternatives for critical suppliers that fail to meet Year 2000 compliance commitment schedules.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that all start-up costs related to new operations must be expensed as incurred. The provisions of SOP 98-1 and SOP 98-5 were adopted in 1999 and are generally consistent with our past accounting policies and, therefore, there has been no material impact on our financial condition or operating results.

FORWARD LOOKING STATEMENTS

    Certain information included in this document may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act. All statements of historical facts, that address activities, events or developments that Illuminet intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by Illuminet's management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to our ability to provide reliable services, ability of third-party communications infrastructure suppliers to maintain operational integrity of our connections and to continue to provide and expand service to us, our ability to efficiently and cost effectively acquire and integrate complementary businesses and technologies, continued acceptance of our SS7 network and the telecommunications market's continuing use of SS7 technology, our ability to attract and retain employees with requisite skills to execute our growth plans, and the impact of the Year 2000 issue. All written and oral forward looking statements made in connection with this Form 10-Q which are attributable to Illuminet or persons acting on its behalf are expressly qualified in their entirety by "Risk Factors" and other cautionary statements and disclosures regarding Illuminet's business included herein and in Illuminet's Registration Statement on Form S-1 (File No. 333-85779) filed on August 23, 1999, as amended on September 16, 1999 and October 7, 1999. Illuminet disclaims any obligation to update information contained in any forward looking statement.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

    Our market risks relate primarily to changes in interest rates. We are exposed to this risk in two specific ways. First, we have debt outstanding. Our secured notes payable to the Cooperative, which had average borrowings of $11.0 million during 1998 and was $10.6 million at the end of 1998 had a variable interest rate, which exposed our income statement and cash flows to changes in interest rates. The rate of these secured notes is based on the lender's cost of funds. We also have a variable rate revolving line of credit for up to $7.3 million that has not been used. The interest rate on this line of credit is based on the prevailing bank prime rate plus a margin of one and one-half percent per year. The lender may, at its discretion, fix a lower rate from time to time. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 1999, our net income and cash flows would decrease by an immaterial amount.

    The second component of interest rate risk involves the short-term investment of excess cash. Such risk affects fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. Our average balance in those securities was approximately $10.6 million over the past year.

Earnings from these cash equivalents totaled $0.5 million for the year ended December 31, 1998.

    Approximately 17% of our total expenses in 1998 were related to access lines that we lease for our customers. These charges are set by tariff. To date, we have been able to pass through changes in these charges to our customers. At this point in time, our operations outside of the United States are immaterial. Accordingly, we are not exposed to substantial risks arising from foreign currency exchange rates.

                                     PART II

                                OTHER INFORMATION

ITEM 1: Legal Proceedings

    We are a party to various legal proceedings arising in the ordinary course of business. We do not believe that those claims, individually or combined, will have a material adverse effect on our business, financial condition or operating results.

ITEM 2: Changes in Securities and Use of Proceeds

    (a) None.

    (b) None.

    (c) On September 16, 1999, 10,000 shares of Class A Common Stock were issued to a former employee upon exercise of options. The aggregate consideration for such shares was $88,000. The issuance was exempt pursuant to Rule 701 as a transaction pursuant to a compensatory benefit plan.

        On October 4, 1999, Illuminet issued 760,838 shares of Class A Common Stock upon the conversion of certain Debentures. On October 14, 1999, simultaneously with the closing of the initial public offering, all Series A Preferred Stock was automatically converted into 204,941 shares of Class A Common Stock. These issuances were exempt pursuant to Section 3(a)(9) as exchange transactions.

    (d) Illuminet's registration statement (File No. 333-85779) under the Securities Act of 1933, as amended, for its initial public offering became effective on October 7, 1999. The offering commenced on October 7, 1999 and was completed, with all securities sold, on October 14, 1999. Illuminet registered and sold 4,485,000 shares of common stock for an aggregate offering price of approximately $85.2 million. The net proceeds, after deducting underwriting discounts and commissions of approximately $6 million, and aggregate offering expenses estimated at $0.9 million, were approximately $78.3 million. These payments were direct payments to persons other than officers, directors, affiliates or persons owning 10%, or more, of the securities of Illuminet. The managing underwriters for the offering were Morgan Stanley Dean Witter, BancBoston Robertson Stevens, and Donaldson, Lufkin & Jenrette.

        Illuminet expects to use the net offering proceeds to fund potential acquisitions, to develop new and improved services, to maintain and expand its network and for general corporate purposes. To date, none of the net proceeds from the initial public offering have been disbursed.

ITEM 3: Defaults Upon Senior Securities

    None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

    At a Special Meeting of Stockholders of Illuminet Holdings, Inc. ("Illuminet") held on September 9, 1999, the following numbers of votes were cast for the matters indicated:

1. Proposal to amend Illuminet's Certificate of Incorporation to authorize capital stock, to establish a new class of common stock designated as Class A Common Stock, and to provide that all common stock outstanding on the date of the amendment shall be reclassified into Class A Common
        Stock:

                                                                         Broker
             Stock Class             For       Against      Abstain     Non-Vote
             -----------             ---       -------      -------     --------
        Common                   3,050,353      7,889          0       2,308,488
        Series A Preferred           1,086          1          0             601

2. Proposal to amend Illuminet's Certificate of Designations of Illuminet's Series A Convertible Preferred Stock to provide that the Series A Convertible Preferred Stock is convertible into Class A Common Stock:

                                                                         Broker
             Stock Class             For       Against      Abstain     Non-Vote
             -----------             ---       -------      -------     --------
        Common                   3,050,353      7,889          0       2,308,488
        Series A Preferred           1,086          1          0             601

3. Proposal to amend Illuminet's Certificate of Incorporation to classify the board of directors into three classes, each with a term of three years:

                                                                         Broker
             Stock Class             For       Against      Abstain     Non-Vote
             -----------             ---       -------      -------     --------
        Common                   3,050,353      7,889          0       2,308,488
        Series A Preferred           1,086          1          0             601

ITEM 5: Other Information

    None.

ITEM 6: Exhibits and Reports on Form 8-K

    (a) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

        Exhibit 27 - Financial Data Schedule

    (b) REPORTS ON FORM 8-K
        No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ILLUMINET HOLDINGS, INC.

Date:  November 12, 1999      By:  /s/ Daniel E. Weiss
                                   --------------------------------------------
                                   Daniel E. Weiss, Chief Financial Officer,
                                   Secretary (Principal Financial and Accounting
                                   Officer)