Form 10-K
period 1999-12-31
ILLUMINET HOLDINGS INC
filed 2000-03-14
CIK 1002119

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27555
                            ------------------------

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

                                 (360) 493-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing price on January 31, 2000 of $50.38 per share, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $225,294,322 for Common Stock and an aggregate of $1,097,165,564 when giving effect to the April 5, 2000 conversion of Class A Common Stock.

     At January 31, 2000, 4,485,000 shares of Common Stock, $0.01 par value per share, and 6,344,134 shares of Class A Common Stock, $0.01 par value per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III, Items 10, 11, 12 and 13 are incorporated by reference from the Illuminet Holdings, Inc. Proxy Statement related to the Annual Meeting of Stockholders to be held on May 5, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ILLUMINET HOLDINGS, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     INDEX

                                                                         PAGE
                                                                         ----
                                    PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   17
Item 3.    Legal Proceedings...........................................   17
Item 4.    Submission of Matters to a Vote of Security Holders.........   17

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   18
Item 6.    Selected Consolidated Financial Data........................   19
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   21
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   27
Item 8.    Financial Statements and Supplementary Data.................   27
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................   27

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........   28
Item 11.   Executive Compensation......................................   28
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   28
Item 13.   Certain Relationships and Related Transactions..............   28

                                  PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   28
Signatures.............................................................   29
Index to Consolidated Financial Statements and Supplementary Data......  F-1
Exhibit Index..........................................................  E-1

                                     PART I

ITEM 1:  BUSINESS

FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this document, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terms such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We will not update forward-looking statements.

     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include our competitive environment, economic and other conditions in the markets in which we operate, changes in or developments under laws, regulations, licensing requirements or telecommunications standards, and cyclical and seasonal fluctuations in our operating results. All written and oral forward-looking statements made in connection with this Form 10-K which are attributable to Illuminet or persons acting on its behalf are expressly qualified in their entirety by "Risks and Uncertainties" and other cautionary statements and disclosures regarding our business included herein.

OVERVIEW

     We operate the largest unaffiliated SS7 network in the United States and are a leading provider of complementary intelligent network and SS7 services to telecommunications carriers. Connection to our network gives carriers access to the system of signaling networks of nearly the entire U.S. public-switched telecommunications infrastructure through a single source. The provision of SS7 network services is our primary focus and we are not affiliated with any telecommunications carrier.

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

     Through our SS7 network, we provide:

     - SS7 connectivity, switching and transport; and

     - intelligent network services, including local number portability and support for roaming between wireless carriers and various other specialized database services.

     Also, we serve the telecommunications industry with:

     - clearinghouse services to facilitate payment among telecommunications carriers; and

     - network usage software applications.

     Our network is composed of specialized SS7 switches, sophisticated computers and databases strategically located across the country. These elements interconnect our customers and all of the largest U.S. telecommunications carriers through leased lines. Our network serves more than 700 network customers, including incumbent local exchange carriers, competitive local exchange carriers, long distance companies, wireless telecommunications providers and Internet service providers.

     Our SS7 network today consists of 12 mated pairs of SS7 signal transfer points, which are specialized switches that manage SS7 signaling, and into which our customers connect via leased lines. We own four pairs and lease capacity on eight pairs of SS7 signal transfer points from regional partners. The combination of these regional partner signaling transfer points with our own provides us with one of the most extensive inter-carrier SS7 networks in the United States.

COMPETITIVE STRENGTHS

     Our competitive strengths include:

     - Cost-effective access to SS7 network and intelligent network services. We provide our customers cost-effective connectivity to the signaling networks of nearly the entire U.S. public-switched telecommunications infrastructure and an array of network-enabled services through a single source. We believe most of our customers choose not to build in-house SS7 networks due to the significant capital and technical expertise required to install and manage necessary SS7 connections with the largest U.S. telecommunications carriers.

     - Established relationships with numerous telecommunications carriers. We have established relationships with AT&T, MCI WorldCom, Sprint, all of the regional Bell operating companies, most major competitive local exchange carriers and a significant number of wireless operators, independent telephone companies and interexchange carriers. These relationships provide us with the opportunity to sell additional services to a broad base of customers while limiting our dependence on any single customer. We believe that the need for such broad relationships poses a significant barrier to entry for other potential SS7 service providers.

     - Extensive experience in offering critical SS7 services. SS7 signaling is an advanced technology that is essential in providing telecommunications services and presents significant operating complexities. Unlike many of our competitors, we are primarily focused on providing SS7 network access and intelligent network services. We have extensive experience in providing these services and have been recognized through awards for our industry expertise. We believe that a broad array of high quality carriers use our services primarily due to our singular focus on providing SS7 connectivity and intelligent network services, as well as our recognized superior technical expertise. In addition, we believe that our customers would be reluctant to outsource this critical function to other less established SS7 service providers or to attempt to manage these functions in-house.

     - Independence and neutrality in the telecommunications marketplace. As the largest non-carrier affiliated SS7 network provider, we have fostered business relationships with existing and emerging carriers, both wireline and wireless, and do not compete with them in providing services to their residential and business customers. Our customers consider the subscriber information we manage for them to be sensitive and do not openly share it with competitors. We believe that our independence and neutrality significantly enhance our attractiveness to the entire industry as a provider of outsourced SS7 services.

     - Proven business model that generates profitable and recurring revenue streams. Our network provides us with a profitable base of recurring service revenue, while serving as an established platform for additional growth through the delivery of new and enhanced services. The investment we have made in our network provides a base from which to add additional customers. Additionally, we believe that the costs incurred by a carrier in moving to a competitor's SS7 network are relatively high, further strengthening the stability of our revenue base.

     - Positioned to be the SS7 service provider of choice to Internet protocol-based carriers. As one of the largest providers of outsourced SS7 and intelligent network services in the United States, we are strategically positioned to provide those services to emerging Internet protocol-based carriers who must access existing public-switched telecommunications networks to serve their rapidly growing customer bases. Emerging packet-based carriers need access to the signaling-based services that are used by traditional circuit-based telecommunications providers. By working with manufacturers, such as Cisco and Lucent, to certify the operation of their equipment with our network, we have positioned ourselves to provide these signaling-based services to these new communications providers. Our SS7 expertise also allows us to offer services to Internet service providers who choose to use SS7-based signaling to offer more efficient and cost-effective service to their customers.

GROWTH STRATEGY

     Our growth strategy consists of the following key elements:

     - Broaden our customer base by targeting emerging carriers. We intend to continue to aggressively grow our customer base by targeting new telecommunications carriers as they enter the market. These carriers include competitive local exchange carriers, integrated communications providers, wireless carriers and Internet service providers. We expect continued growth in the number of telecommunications providers entering the market. We believe we will be the SS7 service provider of choice to these emerging entrants who are unlikely to risk outsourcing their critical SS7 services to one of their competitors.

     - Provide new services to help differentiate our customers from their competitors. The competitive nature of the telecommunications industry requires providers to offer enhanced services to maintain existing or attract new customers. Many of these enhanced services are implemented through the SS7-based intelligent network. In addition to our standard services, we intend to capitalize on the scalability of our network by developing new and enhanced services and applications that will enable our customers to broaden their service offerings and improve their market position.

     - Utilize our network usage measurement capabilities to generate additional revenue. We will seek to use our proprietary network usage software applications and related expertise to develop services to monitor usage of customers' networks and capture usage pattern data. The hardware and software investments we have made to capture data elements contained in SS7 signaling messages give us the ability to gather valuable information about telephone calls facilitated by our network. In many cases, we can obtain more information about calling patterns and interactions with other networks from our network than any single carrier can on its own. We believe this data can be used to enhance the billing and network management capabilities of our customers, allowing them to gain additional revenue and more efficiently operate their networks. This data can also be used to help our customers develop targeted marketing plans.

     - Become the preferred provider of SS7-based services to emerging Internet protocol-based carriers. We believe that providing carrier-class intelligent network capabilities is one of the biggest challenges facing emerging Internet protocol-based carriers. We have worked with hardware providers, including Cisco and Lucent, to certify new SS7-related equipment for emerging Internet protocol-based carriers. Our core competencies of database management and signaling-based communications position us well to offer services similar to our existing offerings in an Internet protocol-based network. As one of our initial steps in developing services for these Internet protocol-based network providers, we offer signaling capabilities to Internet service providers that help them to improve service quality by reducing congestion on their networks while lowering their costs. We intend to continue positioning ourselves to provide intelligent network capabilities using emerging Internet protocol-based technologies.

     - Strengthen our market presence through select acquisitions. We will actively seek to acquire companies that possess complementary service offerings. Companies that have developed signaling-based services or services that can be improved through the use of SS7-based signaling can provide us incremental revenues and net income. Additionally, we may seek to acquire companies that have developed telecommunication-related services that will enable our customers to expand their service and product offerings and to differentiate themselves from their competitors. Through select acquisitions, we believe we can combine new, complementary services with our existing product line and extensive network. This will increase our market reach and allow us to quickly broaden our service portfolio.

ANATOMY OF THE SS7 NETWORK

     A telephone call involves two types of information: the call content (voice, computer data or video) and the signaling information about the call (such as the party initiating the call and the number being called). This signaling information is required to connect, manage and bill for the call. Therefore, modern telecommunication networks not only must convey information between points, but also must identify the best routes for connections, control the allocation of resources used to transfer the information and keep transaction records for billing and measurement purposes.

     The call transmission portion of the U.S. public-switched telecommunications network starts with switches located in the offices of local and long distance service providers. These switches gather traffic from homes and businesses over local loops and direct it over trunks through the mesh of different carriers' networks across the country and around the world. Finally, the traffic is passed onto a local loop for termination at the distant end.

     The SS7 network directs calls through carriers' networks and provides advanced functions such as completing toll-free calls, identifying calling party name and tracking telephone numbers transferred between local telephone companies. SS7 is a standardized set of protocols and architecture that has been implemented by telecommunications carriers worldwide beginning in the mid-1980s. SS7 uses packet-switching technology and transmits signaling messages on data circuits that are independent of the call circuits it controls. Because SS7 messages travel on discrete circuits, SS7 is often referred to as "out-of-band" signaling. SS7 networks are designed to be reliable, flexible and scalable and have high capacity, enabling telecommunications carriers to provide new services quickly and to optimize the network bandwidth used for trunk connections.

     Whenever a call originates in a phone network with intelligent network services, a message signal unit is generated by the originating switch and sent to the proper destination switch over the SS7 network. All signaling used for establishing a call, disconnecting a call, database query and response and SS7 network management is carried by these message signal units. As the message signal unit is routed by the signaling system, the appropriate switches in the local and, if necessary, long distance telephone networks reserve the circuits needed to complete the telephone call. Finally, the message signal unit reaches the destination switch and the destination switch processes the dialed number stored in the message signal unit to connect the call to the dialed party.

     The SS7 network consists of three basic network and software components:

     Service Switching Points: "SS7-enabled voice switches." Service switching points are carriers' voice switches (for example, a Lucent 5ESS switch) that use SS7 technology. In addition to originating, terminating and switching calls, service switching points exchange messages with other service switching points, signal transfer points and service control points throughout the network.

     Signal Transfer Points: "data switches for SS7 traffic." Signal transfer points are packet switches that provide access to the SS7 network and route SS7 messages among service switching points and service control points. These are the traffic controllers of the SS7 network. Signal transfer points typically consist of highly reliable computers running special software.

     Service Control Points: "intelligent SS7 databases." Service control points are computers that house databases containing customer and network information. This information is used by the SS7 network for call routing, billing and intelligent network database services.

PRODUCTS AND SERVICES

     The majority of our products and services is directly related to our SS7 network, as either part of the connectivity, switching and transport function of the SS7 network or as intelligent network services delivered over our SS7 network. In addition, we provide clearinghouse services and license specially designed software for measuring network usage.

NETWORK SERVICES -- CONNECTIVITY, SWITCHING AND TRANSPORT

     Our network services provide carriers with:

     - connectivity to SS7 networks throughout the United States via access to our network at any of twelve signal transfer point mated pairs located throughout the country;

     - the ability to deliver a full range of services, via SS7 connectivity, to the incumbent local exchange carriers who serve 230 of the 237 local access and transport areas and major independent local exchange carrier regions in the United States; and

     - the opportunity to save time and resources on establishing and maintaining SS7 links. We provide complete engineering, installation, testing and activation of all links to our network and work closely with carriers to ensure configurations meet their specific requirements.

     SS7 Connectivity, Switching and Transport. These are all component parts of our basic SS7 trunk signaling service. Trunk signaling reduces post-dial delay, allowing call connection almost as soon as dialing is completed. This enables carriers to deploy a full range of intelligent network services more quickly and cost effectively. By using our trunk signaling service, carriers simplify SS7 link provisioning by outsourcing this to us and can:

     - increase trunk efficiency through faster call completion and disconnect;

     - reach all local, interexchange and wireless carriers' networks through our access to hundreds of carriers;

     - maximize network reliability by having us monitor the performance of their SS7 connections 24 hours a day, seven days a week;

     - facilitate custom local area signaling services, such as caller identification; and

     - lower access costs for local delivery of interexchange and wireless calls.

     Database Access Messaging. We provide the SS7 functions that enable carriers to find and interact with network databases and conduct the database queries that are essential for many advanced services. Combined with connectivity to our SS7 network, we provide access to the database information that enables carriers to deliver a full range of custom local area signaling services to their customers.

     Seamless Roaming. We are a nationwide provider of seamless roaming support using the IS-41 signaling protocol. IS-41 allows carriers to provide support for roamers visiting their service area, and for their customers when they roam outside their service area. It enables number validation inside and outside carriers' service areas by accessing our SS7 network. All U.S. wireless carriers providing subscribers with automatic call delivery and autonomous registration while roaming use IS-41 or the recently introduced GSM-MAP protocol, which we also support.

NETWORK SERVICES -- INTELLIGENT NETWORK SERVICES

     Intelligent network services encompass a number of database query functions, the most significant of which are local number portability, line information database access and transport, toll-free database access and transport and caller identification or calling name delivery access and transport. Each of these services uses our SS7 network to access our databases and others maintained by third parties.

     Local Number Portability. In 1996, the FCC mandated that incumbent local exchange carriers implement wireline number portability in all major U.S. markets beginning in 1999. Local number portability allows a telephone subscriber to switch local service providers while keeping the same telephone number. It substantially complicates the process of completing an ordinary telephone call, since the destination telephone number in an area where local number portability has been implemented no longer bears any direct relationship to its actual physical location on the network. In order to complete a call to a telephone number in an area where local number portability has been implemented, a carrier must conduct a simultaneous database query to route the call correctly. We manage interactions with number portability databases and provide database queries on a call-by-call basis, thereby allowing carriers to deploy local number portability without the high cost of building their own infrastructure. Wireless carriers have not been mandated to port telephone numbers between carriers until November 2002. Today they are responsible for routing ported telephone numbers when completing calls to ported areas. Our local number portability solution provides wireless carriers with this routing information today.

     Our local number portability services include:

     - service order administration, which gives carriers online access to manage portability information, send that information to the appropriate national Number Portability Administration Center and retrieve information about what actions other service providers may have taken;

     - a local service management system that is the hardware and software database platform necessary to manage customer call routing information;

     - data access to the appropriate local number portability service control point for the information necessary to complete a call; and

     - wireless number portability.

     We believe our local number portability services are highly competitive because we provide integrated, turnkey management of sophisticated and time-consuming local number portability databases, a single interface to all of the seven Number Portability Administration Centers in the United States and 24 hour a day, seven day a week technical support.

     Line Information Database Access and Transport. Line information databases are developed and maintained by telecommunications carriers to store information about their subscribers necessary to provide enhanced services such as validating telephone numbers and billing information. For example, when a caller tries to bill a call with a calling card, the local carrier where the call is initiated sends a query over the SS7 network. The SS7 network then determines the appropriate database to validate the card number, routes the information to the switch that analyzes the response and determines how to treat the call.

     Through our SS7 network, we offer high-speed access to all of the line information databases in the United States for seamless, nationwide access to subscriber information. We also manage and operate our own database containing over 21 million line information records. Our SS7 network and database access allow carriers to deliver, in fractions of a second, seamless access to subscriber information through our access agreements with all databases in the country, for purposes such as validating calling card, collect and third party billed calls.

     Key features of our line information database services include:

     - fraud protection features, such as usage monitoring, auto-deactivation, lost and stolen card service and domestic restrictions to fight international calling card fraud; and

     - high capacity and reliability, fully meeting industry standards for call processing throughput, storage volume capacity, fault tolerance and redundancy.

     Toll-Free Database Access and Transport. Our SS7 network provides access to all toll-free numbers in the country for call routing. When a caller dials a toll-free number from one of our customers' areas, our customer launches a query over our SS7 network. Our network routes the query to a national toll-free database, retrieves information and identifies the appropriate carrier and other routing information as necessary. Our network returns the response to our customer for call routing.

     Calling Name Delivery Access and Transport. Caller identification or calling name delivery service has become an increasingly popular value-added offering for telephone subscribers. Most local exchange carriers provide a caller identification service that displays a caller's telephone number. The originating caller's telephone number is part of the SS7 signaling message that sets up a telephone call; however, providing the caller's name requires the ability to obtain the name that matches that telephone number from a line information database. We develop and offer calling name database access, allowing carriers to query many regional Bell operating companies and major independent telephone carriers and reduce the "name not available" messages that customers receive. We also manage and operate a database for storage of incumbent local exchange carrier, competitive local exchange carrier and wireless calling name records.

     Key components and features of our calling name database include:

     - a high capacity calling name database that consistently meets applicable industry standards for queries per second and data storage volumes;

     - a city/state database in addition to our main calling name database. If a caller's name is not accessible, a carrier can deliver the caller's city and state location, giving subscribers a better indication of who is calling and reducing "name not available" messages; and

     - automatic dual updating of our calling name database and our line information database.

     Other Services. We also provide other intelligent network services to our customers. For example, in addition to network access, we provide a centralized database of IS-41 messages that enables a wireless carrier to manage and monitor its roamer activities more efficiently while also providing protection against cloning fraud.

CLEARINGHOUSE SERVICES

     Our clearinghouse services include serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. For example, we receive a monthly report from a carrier that provides long distance services detailing the long distance calls made by the customers of another carrier. We prepare statements to each billing carrier of the customers' usage, which the billing carrier then uses to bill its customers. The billing carrier remits the payments received from its customers to us. We aggregate these payments and remit them to the carrier providing the long distance service, net of our servicing fee.

     With our clearinghouse services, carriers can:

     - bill and collect messages in a simple consolidated invoice that other providers may otherwise bill separately to the local carrier's customers;

     - bill and collect operator-assisted and calling card calls made through MCI WorldCom, Sprint and other interexchange carriers; and

     - bill and collect direct dialed long distance calls for selected interexchange carriers.

NETWORK USAGE SOFTWARE APPLICATIONS

     Our network usage software was developed as a commercial derivative of software originally developed to measure and monitor the usage of our own SS7 network. Using our AMAT7 software, in conjunction with equipment provided by Agilent Technologies, Inc. (f/k/a Hewlett-Packard), SS7 network operators can measure network usage to allow them to bill other carriers for the use of their SS7 network. Our CDR7 software captures call record detail directly from SS7 signaling links and provides this information in a format that allows for billing to, and verification of invoices received from, other carriers.

OUR NETWORK

     Our network consists of 12 mated pairs of signal transfer points strategically located across the United States. We own four pairs of signal transfer points and currently lease capacity on eight pairs of signal transfer points owned by our regional partners.

     Our leases generally have renewable two year terms. If a signal transfer point lease is terminated, we may continue to use the capacity for up to one year until we are able to move our affected customers to another signal transfer point. For example, we are in the process of moving six customers from the signal transfer point of a regional partner that, as a result of having recently been acquired, has terminated its lease with us. The lease will remain in effect on a month-to-month basis until we relocate all of our customers.

     Our network is connected to 230 of the nation's 237 local access and transport areas and major independent local exchange carrier regions, either through a direct connection to the local access and transport areas or through a gateway switch belonging to the regional Bell operating company. We have over 400 dedicated connections to local access and transport areas. As of December 31, 1999, we provided signaling for approximately 18,400 trunk groups providing customers with local access and transport area access.

     We connect our customers to our nationwide SS7 network through links to our signal transfer points. As of December 31, 1999, we had approximately 1,900 access links in service.

     In addition to signal transfer points and associated equipment, we maintain a network operations center in Overland Park, Kansas. We also maintain our databases, related computers and storage devices in our headquarters building in Lacey, Washington and in our regional signal transfer point offices in Mattoon, Illinois and Rock Hill, South Carolina.

SALES AND MARKETING

     Our sales force is made up of 15 direct salespeople and two telemarketers. Eleven of these salespeople are located in our Overland Park office, with four regional account managers located strategically throughout the United States. In addition to our direct sales force, we maintain a customer care center with 12 customer service representatives in our Lacey office to handle customer requests and updates.

     Our marketing and sales division identifies customer needs for network services and promotes our large, reliable network, our competitively priced services and our neutrality in dealing with carriers. The number and complexity of our products and services increase the required training and specialization of our sales force and support staff.

     We believe strong account management is our key to a successful sales effort. We use a consultative sales approach, working with carriers to establish and maintain relationships that identify and serve customer needs proactively. We also pursue opportunities to develop custom solutions to meet large customer requirements.

     We provide incentives for our direct sales staff to further develop their consultative relationship with our customers by offering bonuses in addition to salary and commissions. These bonuses are based on a number of factors, including customer satisfaction, customer retention and new business development.

     We retain an independent consulting company annually to gauge our customer satisfaction. This consulting company, in conjunction with our review team, identifies recent successes and plans improvements for the next year. The results of these surveys show a high level of customer satisfaction.

CUSTOMERS

     Our customer base is diversified across the many different types of facility-based and reseller carriers in the United States. Our top ten customers accounted for approximately 46% of our revenues for the year ended December 31, 1999, and no customer represented more than 8% of our revenues in that year. As of December 31, 1999, in addition to 320 independent telephone companies, our customer base includes 82 wireless carriers, 204 competitive local exchange carriers and 90 interexchange carriers. Each of our products and services serves multiple customer types as described below:

     - Network Services -- Connectivity, Switching and Transport: The customer focus for these services includes long distance carriers, operator service providers, independent telephone companies, competitive local exchange carriers, Internet protocol-based carriers, and wireless carriers. Our signaling services customers include AT&T, MCI WorldCom, BellAtlantic Mobile, U.S. Cellular and Winstar.

     - Network Services -- Intelligent Network Services: The customer focus for these products includes long distance carriers, operator service providers, regional Bell operating companies, independent telephone companies, competitive local exchange carriers, Internet protocol-based carriers, and wireless carriers. Our intelligent network services customers include Frontier (a Global Crossing company), Alltel, BellSouth, AT&T and MCI WorldCom.

     - Clearinghouse Services: The customer focus for these services includes long distance carriers, operator service providers, regional Bell operating companies, independent telephone companies and competitive local exchange carriers. Our clearinghouse services customers include AT&T, MCI WorldCom and ZeroPlus Dialing, Inc.

     - Network Usage Software Applications: The user focus for these products includes regional Bell operating companies and other large carriers. Users of our network usage software applications include SBC, US West, and BellSouth.

COMPETITION

     The market for SS7 network access and related services is competitive. It is subject to rapid technological change, evolving industry standards and regulatory developments. We expect competition to increase in the future. We compete with a number of U.S. and international companies that vary in size and in the scope and breadth of the products and services they offer. Our competitors for SS7 network access and intelligent network services include subsidiaries of AT&T, MCI WorldCom, Southern New England Telephone, Sprint, GTE and regional Bell operating companies, as well as other companies. Many of our competitors are small business units of very large companies, that currently do not actively market their SS7 networks or services. It is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, those competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, reduced margins and loss of market share. We currently compete with only one other significant company, National Exchange Carrier Association -- Independent NECA Services, with respect to our clearinghouse services. INET, Inc. is our main competitor for network usage software applications.

     We believe that our ability to compete successfully depends on numerous factors, both within and outside our control, including:

     - our responsiveness to telecommunications service providers' needs;

     - our ability to support existing and new industry standards;

     - the development of technical innovations;

     - our ability to attract and retain qualified personnel;

     - our response to regulatory changes; and

     - the quality, reliability and security of our products and services.

     We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures that we face will not materially adversely affect our business, financial condition and operating results.

REGULATION

     We are not subject to the direct regulation of the FCC or any state utility regulatory commission. Some of our customers, however, may be subject to federal or state regulation that could have an indirect effect on our business. Because we do not provide voice-grade or data services that are deemed to be common carrier telecommunications services, we do not anticipate that our services will be subject to regulation by the FCC or state public utility commissions. However, future regulation of lines of business we may enter could directly affect our business or indirectly affect our business through its impact on our customers. Alternatively, any future change in laws or regulations could subject us to direct regulation by the FCC or any other federal or state agency.

EMPLOYEES

     As of December 31, 1999, we had 317 employees, of whom 207 were engaged in operations, 61 were engaged in sales and marketing, and 49 were engaged in administrative and other business support functions. We believe our relationship with our employees is good. We have no collective bargaining agreements and no unionized employees.

     Our success depends, in part, upon our ability to continue to attract, motivate and retain additional highly qualified employees, particularly employees with SS7 knowledge and experience. The process of locating employees with the skills and attributes necessary to implement our strategy is lengthy. The loss of any existing key employees or the inability to attract, motivate and retain additional qualified employees could affect our ability to expand our network and enhance our products and services.

RISKS AND UNCERTAINTIES

     The risks described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our Common Stock could decline and you may lose all or part of your investment.

     SYSTEM FAILURES, DELAYS AND OTHER PROBLEMS COULD HARM OUR REPUTATION AND BUSINESS, CAUSE US TO LOSE CUSTOMERS AND EXPOSE US TO CUSTOMER LIABILITY.

     Our success depends on our ability to provide reliable services. Our operations could be interrupted by any damage to or failure of:

     - our network;

     - our connections to third parties; and

     - our computer hardware or software or our customers' or suppliers' computer hardware or software.

     Our systems and operations are also vulnerable to damage or interruption from:

     - power loss, transmission cable cuts and other telecommunications failures;

     - fires, earthquakes, floods and other natural disasters;

     - computer viruses or software defects;

     - physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events; and

     - errors by our employees or third-party service providers.

     Any such damage or failure or the occurrence of any of these events could disrupt the operation of our network and the provision of our services and result in the loss of current and potential customers.

     For example, on two occasions, once in 1997 and once in 1998, flaws in third-party software caused network outages that disrupted the ability of our customers to connect through our network to other parts of the U.S. telecommunications system. As a result of these outages, some of our customers reduced their usage of our network.

     Our contracts with customers generally contain provisions designed to limit our exposure to potential product liability claims. These provisions include disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our agreements generally limit the amounts recoverable for damages to the amounts paid by the customer to us for the product or service giving rise to the damages. However, a court or arbitrator may not enforce these contractual limitations on liability, and we may be subject to claims based on errors in our software or mistakes in performing our services. Any of those claims, including any relating to damages to our customers' internal systems, whether or not successful, could harm our business by increasing our costs and distracting our management.

     OUR RELIANCE ON THIRD PARTY COMMUNICATIONS INFRASTRUCTURE, HARDWARE AND SOFTWARE EXPOSES US TO A VARIETY OF RISKS WE CANNOT CONTROL.

     Our success will depend on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, MCI WorldCom, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers.

     Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional partners on eight of the twelve mated pairs of SS7 signal transfer points that comprise our network. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether or not those third parties will upgrade or improve their equipment.

     We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. In addition, rapid changes in the telecommunications industry have led to the merging of many companies. These mergers may cause the availability, pricing and quality of the services we use to vary and could cause the length of time it takes to deliver the services that we use to increase significantly. For example, one of our regional partners was recently acquired by another company and has terminated its lease to us of capacity on a pair of signal transfer points.

     We rely on links, equipment and software provided to us from our vendors, the most important of which are gateway equipment and software from Tekelec and Agilent Technologies, Inc. (f/k/a Hewlett-Packard). We cannot assure you that we will be able to continue to purchase equipment from these vendors on acceptable terms, if at all. If we are unable to maintain current purchasing terms or ensure product availability with these vendors, we may lose customers and experience an increase in costs in seeking alternative suppliers of products and services.

     THE COSTS AND DIFFICULTIES OF ACQUIRING AND INTEGRATING COMPLEMENTARY BUSINESSES AND TECHNOLOGIES COULD IMPEDE OUR FUTURE GROWTH AND ADVERSELY AFFECT OUR COMPETITIVENESS.

     We may make investments in complementary companies, technologies or other assets, exposing us to several risks, including:

     - greater than expected costs and management time and effort involved in identifying, completing and integrating acquisitions;

     - potential disruption of our ongoing business and difficulty in maintaining our standards, controls, information systems and procedures;

     - entering into markets and acquiring technologies in areas in which we have little experience;

     - the inability to successfully integrate the services, products and personnel of any acquisition into our operations;

     - a need to incur debt, which may reduce our cash available for operations and other uses, or issue equity securities, which may dilute the ownership interests of existing stockholders; and

     - realizing little, if any, return on our investment.

     OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OUR SS7 NETWORK AND THE TELECOMMUNICATIONS MARKET'S CONTINUING USE OF SS7 TECHNOLOGY.

     Our future growth depends on the commercial success and reliability of our SS7 network. Our SS7 network is a vital component of our intelligent network services, which have been an increasing source of revenue for us. Our business will suffer if our target customers do not use our SS7 network. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced SS7-based products and services. We are not certain that our target customers will choose our particular SS7 network solution or continue to use our SS7 network. In the future, we may not be successful in marketing our SS7 network or any new or enhanced products or services.

     WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING EMPLOYEES WITH THE REQUISITE SKILLS TO EXECUTE OUR GROWTH PLANS.

     Our success depends, in part, on the continued service of our existing management and technical personnel. If a significant number of those individuals are unable or unwilling to continue in their present positions, we will have difficulty in maintaining and enhancing our networks and services. This may adversely affect our operating results and growth prospects.

     In addition, we have experienced, and we expect to continue to experience, some difficulty in hiring and retaining highly skilled employees. Specifically, we centralize a large portion of our technical operations in geographic areas in which competition for technical talent is intense, due to the existence of competing employers seeking employees with similar sets of skills. Our continued success depends on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Failure to do so may adversely affect our ability to expand our network and enhance our products and services.

     IF WE DO NOT ADAPT TO RAPID TECHNOLOGICAL CHANGE IN THE TELECOMMUNICATIONS INDUSTRY, WE COULD LOSE CUSTOMERS OR MARKET SHARE.

     Our industry is characterized by rapid technological change and frequent new product and service announcements. Significant technological changes could make our technology obsolete. We must adapt to our rapidly changing market by continually improving the responsiveness, reliability and features of our network and by developing new network features, services and applications to meet changing customer needs. We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.

     We sell our products and services primarily to traditional telecommunications companies. Emerging companies are providing convergent Internet protocol-based telecommunications services. Our future revenues and profits, if any, could depend upon our ability to provide products and services to these Internet protocol-based telephony providers.

     THE MARKET FOR SS7 NETWORK SERVICES AND RELATED PRODUCTS IS COMPETITIVE AND MANY OF OUR COMPETITORS HAVE SIGNIFICANT ADVANTAGES THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     We compete in markets that are competitive and rapidly changing. Increased competition could result in fewer customer orders, reduced gross margins and loss of market share, any of which could harm our business. We face competition from large, well-funded regional providers of SS7 network services and related products, such as regional Bell operating companies, GTE and Southern New England Telephone. We are aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with us. We anticipate continued growth of competition in the telecommunications industry and the entrance of new competitors into our business. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Many of our current and potential competitors have significantly more employees and greater financial, technical, marketing and other resources than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, many of our current and potential competitors have greater name recognition and more extensive customer bases that they can use to their advantage.

     OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE AT DESIRED PRICING LEVELS COULD IMPACT OUR ABILITY TO MAINTAIN PROFITABILITY OR POSITIVE CASH FLOW.

     Competition and industry consolidation could result in significant pricing pressure. This pricing pressure could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of solutions and significantly increasing pricing pressures on us. We may not be able to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs. We believe that the business of providing network connectivity and related network services will likely see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins.

     THE INABILITY OF OUR CUSTOMERS TO SUCCESSFULLY IMPLEMENT OUR SERVICES WITH THEIR EXISTING SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS.

     Significant technical challenges exist in our business because many of our customers:

     - purchase and implement SS7 network services in phases;

     - deploy SS7 connectivity across a variety of telecommunication switches and routes; and

     - integrate our SS7 network with a number of legacy systems, third-party software applications and engineering tools.

     Customer implementation currently requires participation by our order management and our engineering and operations groups, each of which has limited resources. Some customers may also require us to develop costly customized features or capabilities, which increase our costs and consume our limited customer service and support resources. Also, we typically charge one-time flat rate fees for initially connecting a customer to our SS7 network and a monthly recurring flat rate fee after the connection is established. If new or existing customers have difficulty deploying our products or require significant amounts of our engineering service support, we may experience reduced operating margins. Our customers' ability to deploy our network services to their own customers and integrate them successfully within their systems depends on our customers' capabilities and the complexity involved. Difficulty in deploying those services could reduce our operating margins due to increased customer support and could cause potential delays in recognizing revenue until the services are implemented.

     CAPACITY LIMITS ON OUR TECHNOLOGY AND NETWORK HARDWARE AND SOFTWARE MAY BE DIFFICULT TO PROJECT AND WE MAY NOT BE ABLE TO EXPAND AND UPGRADE OUR SYSTEMS TO MEET INCREASED USE.

     As traffic from our customers through our network increases, we will need to expand and upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network. In addition, we may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

     WE USE A STRATEGIC RELATIONSHIP TO IMPLEMENT AND SELL OUR NETWORK USAGE SOFTWARE APPLICATIONS. WE COULD LOSE REVENUES OR INCUR SIGNIFICANT COSTS TO RETAIN REVENUES IF THIS RELATIONSHIP IS TERMINATED.

     We have a non-exclusive agreement with Agilent Technologies, Inc. (f/k/a Hewlett-Packard) to sell our network usage software applications. The agreement may be terminated with limited notice by either party without cause or penalty. In the past, we have received significant revenues under this agreement. There is no guarantee that Agilent will continue to market our network usage software applications. If this relationship is terminated or materially changes, we would be required to devote substantial new resources to the distribution, sales and marketing, implementation and support of our network usage software applications and our efforts may not be as effective as those of Agilent.

     THERE IS A LIMITED MARKET FOR OUR EXISTING NETWORK USAGE SOFTWARE APPLICATIONS.

     We derive only a small portion of our revenues from sales and maintenance of our network usage software applications. Current users of these software products include most of the regional Bell operating companies, as well as other large telecommunications carriers. With initial market sales essentially completed, our ability to derive continued revenue from our network usage software applications is limited, unless we can develop new derivative products.

     WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND IT MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

     We may require more capital in the future to:

     - fund our operations;

     - finance investments in equipment and corporate infrastructure needed to maintain and expand our network;

     - enhance and expand the range of services we offer; and

     - respond to competitive pressures and potential opportunities, such as investments, acquisitions and international expansion.

     We cannot assure you that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness as our competitors may provide better maintained networks or offer an expanded range of services.

     REGULATIONS AFFECTING OUR CUSTOMERS AND FUTURE REGULATIONS TO WHICH WE MAY BE SUBJECT MAY ADVERSELY AFFECT OUR BUSINESS.

     Although we are not subject to telecommunications industry regulations, the business of our customers is subject to regulation that indirectly affects our business. The U.S. telecommunications industry has been subject to continuing deregulation since 1984, when AT&T was required to divest ownership of the Bell telephone system. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect of regulation or deregulation on our business. Several services that we offer may be indirectly affected by regulations imposed upon potential users of those services, which may increase our costs of operations. In addition, future services we may provide could be subject to direct regulation.

     FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY NEGATIVELY IMPACT AND CAUSE VOLATILITY IN OUR STOCK PRICE.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of analysts and investors and, as a result, the price of our Common Stock may fall or become volatile. Factors that could cause quarterly fluctuations include:

     - seasonal fluctuations in consumer use of telecommunications services;

     - varying rates at which telecommunications companies, telephony resellers and Internet service providers use our services;

     - loss of customers through industry consolidation, or customer decisions to deploy in-house technology;

     - the timing and execution of individual contracts, particularly large contracts;

     - significant lead times before a product or service begins generating revenues;

     - volatile economic conditions specific to the telecommunications industry; and

     - an inability to collect our accounts receivable.

     OUR COMMON STOCK PRICE MAY BE VOLATILE.

     In recent years, the market for stock in technology, telecommunications and computer companies has been highly volatile. The Common Stock price may be volatile and may fluctuate due to factors such as:

     - actual or anticipated fluctuations in quarterly and annual results;

     - announcements of technological innovations;

     - introduction of new services;

     - mergers and strategic alliances in the telecommunications industry; and

     - changes in government regulation.

     FUTURE SALES BY EXISTING STOCKHOLDERS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     Sales of a large number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock or impair our ability to raise capital through an offering of equity securities. The number of shares of Common Stock available for sale in the public market is limited by legal and contractual restrictions until April 5, 2000. The holders of 3,952,995 shares of Class A Common Stock (15,811,980 shares on an as if converted basis) have agreed not to sell their shares until April 5, 2000 (when each share of Class A Common Stock converts into four shares of Common Stock) without the prior written consent of Morgan Stanley & Co. Incorporated on behalf of the underwriters in our initial public offering. The remaining 2,391,139 shares of our Class A Common Stock (9,564,556 shares on an as if converted basis) will not be tradable in the public market until April 5, 2000 when each share of Class A Common Stock automatically converts into four shares of Common Stock. We currently have 4,485,000 shares of Common Stock outstanding and 6,344,134 shares of Class A Common Stock outstanding which will convert into 25,376,536 shares of Common Stock on April 5, 2000. Common Stock shares issued on the conversion of Class A Common Stock will be freely transferable without restriction under the Securities Act, unless they are held by persons that have control relationships with us. We will also have reserved an additional 3,804,941 shares of Common Stock for issuance under our stock option plan. The shares reserved for issuance under our stock option plan are also available to be sold in the public market.

ITEM 2: PROPERTIES

     Our headquarters and a portion of our operations center are located in Lacey, Washington, where we own our facility. The building, approximately 13.5 acres of land on which the building is constructed, and some of our computer hardware and software are financed by Rural Telephone Finance Cooperative ("RTFC"). RTFC has a first priority lien on substantially all of our assets, revenues and property, excluding cash collected and held on behalf of others in the normal course of providing our services.

     We also lease office space, constructed to suit our specifications, in Overland Park, Kansas, where, in addition to sales and administrative functions, we have our network surveillance and control center that operates 24 hours a day, seven days a week. The lease expires January 1, 2006, subject to an option in 2004 to extend the lease for an additional five years. We sublease space for our signal transfer point facilities at Mattoon, Illinois. The sublease expires on July 31, 2001. We lease space for our signal transfer point facilities at Rock Hill, South Carolina. The lease expires April 30, 2001.

ITEM 3: LEGAL PROCEEDINGS

     We are a party to various legal proceedings arising in the ordinary course of business. We do not believe that those claims, individually or combined, will have a material adverse effect on our business, financial condition or operating results.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     At December 31, 1999, Illuminet had outstanding 4,485,000 shares of Common Stock and 6,344,134 shares of Class A Common Stock. The Class A Common Stock is not publicly traded. On April 5, 2000, each share of Class A Common Stock will automatically be converted into four shares of Common Stock, (25,376,536 total shares) and will be freely transferable unless they are held by persons that have a control relationship with Illuminet.

     Illuminet's Common Stock trades on The Nasdaq Stock Market ("NASDAQ") under the symbol "ILUM". The following table reflects the range of the high and low closing prices for the period from October 7, 1999 (the closing of Illuminet's initial public offering at $19 per share) to year end, as reported by NASDAQ. This table reflects inter-dealer prices, without retail mark-up, mark-down or commission.

            FISCAL YEAR ENDED DECEMBER 31, 1999               HIGH      LOW
            -----------------------------------              ------    ------
October 7, 1999 to December 31, 1999.......................  $57.25    $28.50

STOCKHOLDERS

     As of January 31, 2000, there were 11 stockholders of record of Illuminet Common Stock and 287 stockholders of record of Illuminet's Class A Common Stock, excluding shares held in street name by various brokerage firms. Illuminet estimates that there are approximately 7,200 beneficial owners of Illuminet Common Stock.

DIVIDEND POLICY

     To date, no dividends have been declared. Illuminet currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     When authorized by the Illuminet Holdings, Inc. Board of Directors, payments of dividends require approval by RTFC, under long-term debt arrangements with RTFC, unless Illuminet's ratio of equity to total assets exceeds 40%.

USE OF PROCEEDS

     Illuminet expects to use the net offering proceeds from its October 1999 initial public offering, Registration Statement No. 333-85779, effective October 7, 1999, to fund potential acquisitions, to develop new and improved services, to maintain and expand its network and for general corporate purposes. To date, none of the net proceeds from the initial public offering has been disbursed.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     We derived the following selected consolidated financial data as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 from our consolidated financial statements. You should read this summary information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our consolidated financial statements for the years ended December 31, 1997, 1998 and 1999 and the notes to those financial statements included in this report. Other data are unaudited.

     You should read the following information with the data in the table on the next page:

     - In February 1996, we merged with Independent Telecommunications Network, Inc. We accounted for the merger as a purchase business combination. Accordingly, the operating results of Independent Telecommunications Network, Inc., including carrier costs, are only included in our operating results since the merger.

     - The 1996 income tax provision and the 1997 income tax benefit reflect the benefits of using net operating loss carryforwards of $1.0 million and $2.4 million, respectively. In addition, the 1997 income tax benefit includes a benefit of $0.9 million attributable to the reversal of substantially all of the remaining previously recorded deferred tax valuation allowance due to improved operating results.

     - Long-term obligations, less current portion includes (1) obligations under capital leases, less current portion, and (2) long-term debt, less current portion.

     - Earnings (loss) per share-basic is based on net income divided by the weighted-average number of common shares outstanding. Earnings (loss) per share-diluted includes the dilutive effect of outstanding Series A Preferred Stock, convertible debentures using the as if converted method, and Common Stock options and Class A Common Stock options calculated using the treasury stock method. Effective with Illuminet's initial public offering on October 7, 1999, all existing common stock immediately prior to the initial public offering was renamed to Class A Common Stock. Each share of Class A Common Stock will automatically convert into four shares of Common Stock on April 5, 2000. All share and per share amounts for the periods presented reflect amounts that would have been reported had the conversion of the Class A Common Stock into Common Stock occurred on January 1, 1995.

     - Capital expenditures includes purchases and capital leases of property and equipment.

     - Customers is the number of entities that received a bill from us, including, in some cases, subsidiaries of consolidated groups and individual locations of a single company. Information prior to 1996 is not available.

     - Signaling points represents the number of connections to our network. These points may be either individual switches or connections to other companies' signaling transfer points with networks attached to them. Information prior to 1996 is not available.

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1995          1996          1997          1998          1999
                                  -----------   -----------   -----------   -----------   -----------
                                        (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OTHER DATA)
STATEMENT OF INCOME DATA:
Revenues:
  Network services..............  $     8,438   $    29,434   $    44,117   $    60,274   $    93,211
  Clearinghouse services........        7,049         7,896         6,723         6,232         5,851
  Network usage software
     applications...............        1,123           558         3,468         5,406         1,532
  Other.........................          494            --            --            --            --
                                  -----------   -----------   -----------   -----------   -----------
          Total revenues........       17,104        37,888        54,308        71,912       100,594
Expenses:
  Carrier costs.................           --         9,358        15,313        22,983        26,091
  Operating.....................        9,547        11,139        14,979        19,768        28,868
  Selling, general and
     administrative.............        6,764         7,774         8,873        10,287        13,492
  Depreciation and
     amortization...............        2,846         5,714         7,354         9,372        11,966
                                  -----------   -----------   -----------   -----------   -----------
          Total expenses........       19,157        33,985        46,519        62,410        80,417
                                  -----------   -----------   -----------   -----------   -----------
Operating income (loss).........       (2,053)        3,903         7,789         9,502        20,177
Interest income.................          271           475           732           834         2,105
Interest expense................         (440)       (1,313)       (1,540)       (1,580)       (1,611)
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before income
  taxes.........................       (2,222)        3,065         6,981         8,756        20,671
Income tax provision
  (benefit).....................         (707)          112          (676)        3,463         7,666
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss)...............  $    (1,515)  $     2,953   $     7,657   $     5,293   $    13,005
                                  ===========   ===========   ===========   ===========   ===========
PER SHARE DATA:
Earnings (loss) per
  share -- basic................  $     (0.10)  $      0.15   $      0.36   $      0.25   $      0.56
Earnings (loss) per
  share -- diluted..............  $     (0.10)  $      0.14   $      0.32   $      0.22   $      0.48
Weighted-average common
  shares -- basic...............   14,916,060    19,980,368    21,182,036    21,425,540    23,377,396
Weighted-average common
  shares -- diluted.............   14,916,060    23,889,136    25,586,660    25,989,440    27,456,760

OTHER FINANCIAL DATA:
Capital expenditures............  $     1,579   $     6,727   $    10,121   $    17,870   $    12,771

OTHER DATA:
Customers.......................                        311           417           544           735
Signaling points................                        388           533           686           765

BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and cash equivalents.......  $     6,992   $    12,515   $    11,167   $    11,967   $    22,903
Property and equipment, net.....       12,794        31,377        34,715        43,747        45,129
Total assets....................       39,398        70,822        78,026        89,450       183,657
Long-term obligations, less
  current portion...............        7,638        21,060        18,014        20,742        11,025
Stockholders' equity............  $    12,419   $    21,760   $    30,226   $    36,192   $   136,966

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Our network is composed of specialized SS7 switches, sophisticated computers and databases strategically located across the country. These elements interconnect our customers and all of the largest U.S. telecommunications carriers through leased lines. As of December 31, 1999, our network served more than 700 network customers, including incumbent local exchange carriers, competitive local exchange carriers, long distance companies, wireless telecommunications providers and Internet service providers.

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

REVENUES

     Our revenues primarily come from the sale of network services, including SS7 connectivity, switching and transport and the provision of intelligent network services. To a much lesser extent, we derive revenues from our clearinghouse services and network usage software applications.

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

     Our intelligent network services are delivered through our network and a substantial majority of our customers purchase both SS7 network connectivity and intelligent network services. Our intelligent network services fall into two general categories: database administration and database query services. In addition to paying monthly fees for SS7 connectivity, our customers pay a per-use or per-query fee for database services. For example, we price local number portability service order administration on a per-ported number basis, and obtain volume-based revenue for accessing the local number portability database on a per-query basis.

     Clearinghouse services are provided on a per message billed basis. Our revenues vary based on the number of messages provided to us by telecommunications companies and other message providers for aggregation and distribution by us to the carrier who will bill to and collect from its customers. Clearinghouse services are relatively mature and are experiencing competitive pricing pressures.

     Revenues from network usage software applications are derived from licenses of our software products and continuing software maintenance fees. These products have a long sales cycle, with each individual license normally contributing significant revenue to the product line. New sales opportunities for these products in their current form are limited, as many of the customers in the top tier market, consisting primarily of regional Bell operating companies, have already licensed our product. Therefore, revenues may change significantly from period to period, depending on the mix of license and maintenance fees in any given period.

     The table below indicates the portion of our revenues attributable to network services, clearinghouse services and network usage software applications in the years ended December 31, 1999, 1998, and 1997, together with the percentage change in revenues.

                                                              YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------
                                               1999      1998         % CHANGE        1997     % CHANGE
                                             --------   -------   ----------------   -------   --------
                                                                  ($ IN THOUSANDS)
Network services...........................  $ 93,211   $60,274          55%         $44,117      37%
Clearinghouse services.....................     5,851     6,232          (6)           6,723      (7)
Network usage software applications........     1,532     5,406         (72)           3,468      56
                                             --------   -------                      -------
                                             $100,594   $71,912          40%         $54,308      32%
                                             ========   =======                      =======

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

     - Selling, general and administrative, which consist primarily of executive, sales and marketing and administrative personnel and professional services expense; and

     - Depreciation and amortization, which relate primarily to our installed network equipment, our computer hardware and software, our corporate facilities and our network usage software applications.

     The table below indicates our expenses in the years ended December 31, 1999, 1998, and 1997, together with the percentage change in expenses.

                                                         YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------
                                       1999       1998          % CHANGE         1997      % CHANGE
                                      -------    -------    ----------------    -------    --------
                                                            ($ IN THOUSANDS)
Carrier costs.......................  $26,091    $22,983           14%          $15,313       50%
Operating...........................   28,868     19,768           46            14,979       32
Selling, general and
  administrative....................   13,492     10,287           31             8,873       16
Depreciation and amortization.......   11,966      9,372           28             7,354       27
                                      -------    -------                        -------
                                      $80,417    $62,410           29%          $46,519       34%
                                      =======    =======                        =======

RESULTS OF OPERATIONS

     The table below indicates the results of our operations expressed as a percentage of total revenues. The historical results are not necessarily indicative of results to be expected for any future period.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                          1999    1998    1997
                                                          ----    ----    ----
Revenues:
  Network services......................................   93%     84%     81%
  Clearinghouse services................................    6       9      13
  Network usage software applications...................    1       7       6
                                                          ---     ---     ---
          Total revenues................................  100     100     100
Expenses:
  Carrier costs.........................................   26      32      28
  Operating.............................................   29      28      28
  Selling, general and administrative...................   13      14      16
  Depreciation and amortization.........................   12      13      14
                                                          ---     ---     ---
          Total expenses................................   80      87      86
                                                          ---     ---     ---
Operating income........................................   20      13      14
Interest income.........................................    2       1       1
Interest expense........................................   (1)     (2)     (2)
                                                          ---     ---     ---
Income before income taxes..............................   21      12      13
Income tax provision (benefit)..........................    8       5      (1)
                                                          ---     ---     ---
Net income..............................................   13%      7%     14%
                                                          ===     ===     ===

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

REVENUES

     Network services. Network services, comprised of network connectivity, which includes message switch and transport, and intelligent network services, revenues increased by $32.9 million, or 55%, to $93.2 million for the year ended December 31, 1999 ("1999") from $60.3 million for the year ended December 31, 1998 ("1998"), and by $16.2 million, or 37%, to $60.3 million in 1998 from $44.1 million for the year ended December 31, 1997 ("1997"). These increases were due to increased customer connections and signaling across our network, substantial growth in queries processed in the line information, caller identification or calling name delivery and toll-free databases, and the rollout of local number portability.

     Network connectivity revenues increased by $14.4 million, or 41%, to $49.8 million in 1999 from $35.4 million in 1998, and by $9.8 million, or 38%, to $35.4 million in 1998 from $25.6 million in 1997. Intelligent network services revenues increased by $18.5 million, or 74%, to $43.4 million in 1999 from $24.9 million in 1998, and by $6.4 million, or 35%, to $24.9 in 1998 from $18.5 million in 1997. The increases reflect the overall growth in our customer base and higher caller information services volume as we obtained access to additional caller information maintained in third-party databases. The remainder of the increase was due to continued growth in local number portability, which is expected to slow in 2000, due to competitive pricing pressures for database access.

     Clearinghouse services. Clearinghouse services revenues decreased by $0.3 million, or 6%, to $5.9 million in 1999 from $6.2 million in 1998, and by $0.5 million, or 7%, to $6.2 million in 1998 from $6.7 million in 1997. The decrease over the three periods was caused by a continued decline in messages processed.

     Network usage software applications. Network usage software applications revenues decreased by $3.9 million, or 72%, to $1.5 million in 1999 from $5.4 million in 1998, and increased by $1.9 million, or 56%, to $5.4 million in 1998 from $3.5 million in 1997. Software maintenance revenues were $1.0 million, $0.8 million, and $0 in 1999, 1998, and 1997, respectively. The remainder of the variance was caused by software licensing fees. New sales opportunities for these products in their current form are limited, as many of the customers in the top tier market, consisting primarily of regional Bell operating companies, have already licensed our product. Therefore, revenues may vary significantly from period to period, depending on the mix of license and maintenance fees in any given period.

EXPENSES

     Carrier costs. Carrier costs increased by $3.1 million, or 14%, to $26.1 million in 1999 from $23.0 million in 1998, and by $7.7 million, or 50%, to $23.0 million in 1998 from $15.3 million in 1997. These increases were due to the growth in leased network connectivity and link and local access and transport area access charges incurred to support increased customer use of our network. Local access and transport area access charges increased significantly through the end of 1998 due to our decision to build links directly into local access and transport areas instead of relying on third-party intermediaries. While the cost of building direct links exceeds that of our prior arrangements, the reliability of our network is enhanced as we gain increased link control and monitoring capabilities. Over the reported periods, carrier costs have decreased as a percentage of revenue as network capacity has been leveraged to support increasing revenues, and network growth has allowed for the realization of volume discounts.

     Operating. Operating expenses increased $9.1 million, or 46%, to $28.9 million in 1999 from $19.8 million in 1998, and by $4.8 million, or 32%, to $19.8 million in 1998 from $15.0 million in 1997. These increases resulted mainly from higher personnel expenses related to an expansion of the customer support, operations and engineering functions and increased maintenance costs for new network and systems hardware and software. Additionally, we recorded losses of $2.9 million and $1.0 million in 1999 and 1998, respectively, for a loss on a clearinghouse services contract. We have entered into a new contract with this customer and recently completed an agreement to settle items in dispute under the prior contract. No further losses are expected under the prior contract. Also in 1999, we recorded a $1.5 million impairment loss of the full amount of a 1995 preferred stock equity investment in a start-up company that was previously recorded at cost. The recognition of this loss was coincident with significant liquidity concerns of the investee, and the investee's decision to discontinue its historical primary operations and related uncertainties resulting from a change in the investee's business strategy and direction.

     Selling, general and administrative. Selling, general and administrative expenses increased by $3.2 million, or 31%, to $13.5 million in 1999 from $10.3 million in 1998, and by $1.4 million, or 16%, to $10.3 million in 1998 from $8.9 million in 1997. These increases were primarily due to the addition of personnel necessary to support the overall growth of our business, especially in the areas of customer care and sales.

     Depreciation and amortization. Depreciation and amortization expenses increased by $2.6 million, or 28%, to $12.0 million in 1999 from $9.4 million in 1998, and by $2.0 million, or 27%, to $9.4 million in 1998 from $7.4 million in 1997. These increases reflect the significant investment made in the last two years for network monitoring and data collection hardware and software, database applications, and signal transfer point switches. Included in depreciation and amortization are asset write downs totaling $0.7 million in both 1999 and 1998. The 1999 write down related to asset obsolescence, and the 1998 write down related to our early retirement and replacement of two signal transfer points as part of our network reliability upgrade.

     Interest income. Interest income increased by $1.3 million, or 153%, to $2.1 million in 1999 from $0.8 million in 1998, and by $0.1 million, or 14%, to $0.8 million in 1998 from $0.7 million in 1997. The 1999 change reflects increased interest income generated by the investment of $78.3 million of net proceeds from our mid-October 1999 initial public offering and earnings from higher cash balances generated from operations beginning in mid-1999.

     Interest expense. Interest expense was comparable in 1999, 1998, and 1997. The components of interest expense changed during the years and reflect increased interest expense from capital leases completed in late 1998 and mid-1999, offset by the reduction in interest expense from the conversion of the redeemable subordinated debentures in October 1999.

     Income taxes. Income tax expense increased by $4.2 million, or 121%, to $7.7 million, an effective tax rate of 37.1%, in 1999 from $3.5 million, an effective tax rate of 39.6%, in 1998, and by $4.2 million, to $3.5 million in 1998 from a tax benefit of $0.7 million in 1997, an effective tax benefit rate of (9.6)%. In 1999, the increases were caused by our increase in income, an increased deferred tax asset valuation reserve of $0.6 million, offset by one-time credits of $0.8 million. The 1997 provision reflects benefits of $3.2 million comprised primarily of $2.4 million due to the utilization of net operating loss carryforwards and $0.9 million due to the reversal of substantially all of a previously recorded deferred tax valuation allowance as a result of improved operating results. The 1997 provision also reflects federal alternative minimum taxes that could not be completely offset by tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     We rely on a combination of cash generated from operations, commercial borrowings, vendor financing and the issuance of equity securities to fund our operations and capital needs. Currently, our operating activities generate positive cash flows. We anticipate continued high levels of investment in our infrastructure over the next several years to manage increased network volumes, to enhance customer support systems and to continue to improve network and service reliability. Additionally, we anticipate continued investments in the development and acquisition of new services and products related to our network, database and clearinghouse services in order to address changing markets and customer needs.

     Our working capital (current assets in excess of current liabilities) was $105.7 million at December 31, 1999. Our cash and cash equivalent balances included $4.9 million required as working capital to service our clearinghouse services customers. Clearinghouse funds are received and disbursed on a monthly basis. The growth in working capital of $92.8 million from $12.9 million at December 31, 1998, reflects the October 14, 1999 receipt of approximately $78.3 million in cash, net of underwriter discounts, commissions and other offering costs from our initial public offering. Our initial public offering resulted in the issuance of 4,485,000 shares of Common Stock. In conjunction with the offering, all existing common stock immediately prior to the offering was renamed Class A Common Stock, and all outstanding Series A Preferred Stock automatically converted into 204,941 shares of Class A Common Stock. On April 5, 2000, each outstanding share of Class A Common Stock will convert to four shares of Common Stock. If all Class A Common Stock were converted at December 31, 1999, an additional 25,376,536 shares of Common Stock would have been outstanding.

     On October 4, 1999, we called for redemption all outstanding 7.5% debentures with approximately $8.4 million in principal amount and accrued interest. An additional 760,838 shares of Class A Common Stock were issued to debentureholders who elected to convert their debentures and $0.1 million was paid for redemption of the principal amount and accrued interest for debentures that were not converted.

     Our property and equipment acquisitions were $12.8 million in 1999. Expenditures for property and equipment were primarily for network equipment to expand capacity and enhance reliability, including network monitoring equipment and local number portability service-related assets. We anticipate capital expenditures of approximately $25.3 million in 2000.

     At December 31, 1999, we had a secured line of credit expiring August 15, 2001 with Rural Telephone Finance Cooperative ("RTFC") that permits us, subject to certain conditions, to borrow up to $7.3 million, not to exceed 80% of accounts receivable. There were no borrowings against this line of credit at that date. Additionally, at December 31, 1999, we had $3.8 million of unused loan facilities established or committed with RTFC, expiring in the years 2000 and 2001. Long-term secured notes payable to RTFC were $7.5 million at December 31, 1999, with various maturity dates ranging from August 2000 to March 2015. Also, during 1999, we obtained vendor financing for capital leases related to a purchase of $2.5 million of new network equipment and applications to enhance monitoring, data collection and troubleshooting capabilities.

     We believe that our existing cash balances, funds generated from our operations, and borrowings available under our existing credit agreements will be sufficient to meet our anticipated capital expenditure and working capital needs for the foreseeable future. However, acquisitions of complementary businesses or technologies may require significant capital beyond our current expectations, which would require us to issue additional equity securities and/or incur additional long-term debt. We currently do not have any agreements, and are not involved in any negotiations, with respect to any acquisition.

IMPACT OF YEAR 2000

     We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter or year end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers.

     As of December 31, 1999, we spent approximately $1.0 million to remedy the Year 2000 issue by upgrading and replacing certain systems and at this time, do not expect to incur further significant expenditures. Approximately 90% of these systems costs were capitalized, and those costs related to Year 2000 modifications, which were only an incremental part of overall software and hardware upgrades, were expensed.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that all start-up costs related to new operations must be expensed as incurred. The provisions of SOP 98-1 and SOP 98-5 were adopted in 1999 and are generally consistent with our past accounting policies and, therefore, there has been no material impact on our financial condition or operating results. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition, measurement, and reporting of derivatives and hedging activities and is effective for Illuminet's year ending December 31, 2000. Illuminet anticipates that the adoption of this new accounting standard will not have a material impact on Illuminet's consolidated financial statements, but continues to evaluate the impact.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We are exposed to this risk in two specific ways. First, we have debt outstanding. Our secured notes payable to RTFC, which had average borrowings of $9.1 million during 1999 and was $7.5 million at the end of 1999, had a variable interest rate, which exposed our income statement and cash flows to changes in interest rates. The rate of these secured notes is based on the lender's cost of funds. We also have a variable rate revolving line of credit for up to $7.3 million that has not been used. The interest rate on this line of credit is based on the prevailing bank prime rate plus a margin of one and one-half percent per year. The lender may, at its discretion, fix a lower rate from time to time. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 1999, our net income and cash flows would decrease by an immaterial amount.

     The second component of interest rate risk involves the short-term investment of excess cash. Such risk affects fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. Our average balance in those securities was approximately $15.9 million over the past year. Earnings from these cash equivalents totaled $0.6 million in 1999. Additionally, we have available-for-sale securities of $79.7 million as of December 31, 1999, which represent the investment of our initial public offering net proceeds. Available-for-sale securities are primarily comprised of commercial paper, and have provided earnings of $1.0 million in 1999, or approximately $4.0 million on an annualized basis.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this Item is incorporated by reference to the Registrant's Proxy Statement related to the Annual Meeting of Stockholders to be held on May 5, 2000 (the "Proxy Statements").

ITEM 11: EXECUTIVE COMPENSATION

     Information called for by this Item is incorporated by reference to the Registrant's Proxy Statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by this Item is incorporated by reference to the Registrant's Proxy Statements.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this Item is incorporated by reference to the Registrant's Proxy Statements.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Annual Report on Form
10-K:

     (a) 1. Financial Statements.

         The consolidated financial statements are listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data on page F-1.

         2. Financial Statement Schedules.

         The financial statement schedule is listed in the accompanying Index to Consolidated Financial Statements and Supplementary Data on page F-1.

         3. Exhibits.

         The Exhibits listed in the Exhibit Index on page E-1 are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K

         None.

     (c) Exhibits

         The Exhibits listed in the Exhibit Index on page E-1 are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lacey, State of Washington, on the 3rd of March, 2000.

                                          ILLUMINET HOLDINGS, INC.

                                          By: /s/ ROGER H. MOORE
                                            ------------------------------------
                                            Name: Roger H. Moore
                                            Title:  President and Chief
                                              Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signatures appears below hereby constitutes and appoints Roger H. Moore, and Daniel E. Weiss, and each of them, acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, or him, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

           SIGNATURE                                     TITLE                               DATE
           ---------                                     -----                               ----
     /s/ THEODORE D. BERNS                             Director                          March 6, 2000
-------------------------------
       Theodore D. Berns

      /s/ EUGENE L. COLE                               Director                          March 3, 2000
-------------------------------
        Eugene L. Cole

      /s/ AUBREY E. JUDY                               Director                          March 6, 2000
-------------------------------
        Aubrey E. Judy

      /s/ KENNETH L. LEIN                              Director                          March 3, 2000
-------------------------------
        Kenneth L. Lein

    /s/ RICHARD A. LUMPKIN                             Director                          March 3, 2000
-------------------------------
      Richard A. Lumpkin

    /s/ JAMES S. QUARFORTH                             Director                          March 9, 2000
-------------------------------
      James S. Quarforth

        /s/ G. I. ROSS                                 Director                          March 6, 2000
-------------------------------
          G. I. Ross

      /s/ JAMES W. STRAND                              Director                          March 6, 2000
-------------------------------
        James W. Strand

           SIGNATURE                                     TITLE                               DATE
           ---------                                     -----                               ----
   /s/ GREGORY J. WILKINSON                            Director                         March 13, 2000
-------------------------------
     Gregory J. Wilkinson

      /s/ ROGER H. MOORE            Director, President and Chief Executive Officer      March 3, 2000
-------------------------------              (Principal Executive Officer)
        Roger H. Moore

      /s/ DANIEL E. WEISS          Chief Financial Officer, Secretary and Treasurer      March 3, 2000
-------------------------------      (Principal Financial and Accounting Officer)
        Daniel E. Weiss

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            ILLUMINET HOLDINGS, INC.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-3
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7
Report of Ernst & Young LLP, Independent Auditors, on
  Financial Statement Schedule..............................  F-20
Schedule II -- Valuation and Qualifying Accounts............  F-21

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Illuminet Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Illuminet Holdings, Inc. ("Illuminet") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Illuminet's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illuminet as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Seattle, Washington
January 20, 2000

                            ILLUMINET HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 22,903        $11,967
  Available-for-sale securities.............................      79,738             --
  Accounts receivable, less allowance for doubtful accounts
     of $1,944 ($1,133 in 1998).............................      30,916         27,155
  Deferred income taxes.....................................       1,485          2,101
  Prepaid expenses and other................................       1,458            784
                                                                --------        -------
          Total current assets..............................     136,500         42,007
Property and equipment, net.................................      45,129         43,747
Computer software product costs, less accumulated
  amortization of $2,345 ($1,784 in 1998)...................         513          1,075
Other assets................................................       1,515          2,621
                                                                --------        -------
          Total assets......................................    $183,657        $89,450
                                                                ========        =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable and accrued expenses...............    $ 10,822        $ 7,301
  Due to customers..........................................      16,133         16,622
  Current portion of obligations under capital leases.......       2,428          1,706
  Current portion of long-term debt.........................       1,430          3,458
                                                                --------        -------
          Total current liabilities.........................      30,813         29,087
                                                                --------        -------
Deferred income taxes.......................................       4,853          3,429
Obligations under capital leases, less current portion......       4,997          5,146
Long-term debt, less current portion........................       6,028         15,596
Stockholders' equity:
  Preferred Stock, par value $.01 per share, authorized
     100,000 shares, 4,416 shares designated as Series A,
     none outstanding (2,408 in 1998) and 7,000 shares
     designated as Series B, none outstanding...............          --             --
  Common Stock, par value $.01 per share, authorized
     150,000,000 shares, issued and outstanding 4,485,000
     (none in 1998).........................................          45             --
  Class A Common Stock, par value $.01 per share, authorized
     7,200,000 shares, issued and outstanding 6,344,134
     (5,365,605 in 1998)....................................          63             54
  Additional paid-in capital................................     103,865         12,712
  Deferred stock-based compensation.........................      (3,828)          (394)
  Retained earnings.........................................      36,821         23,820
                                                                --------        -------
          Total stockholders' equity........................     136,966         36,192
                                                                --------        -------
          Total liabilities and stockholders' equity........    $183,657        $89,450
                                                                ========        =======

                            ILLUMINET HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Revenues:
  Network services..................................  $    93,211    $    60,274    $    44,117
  Clearinghouse services............................        5,851          6,232          6,723
  Network usage software applications...............        1,532          5,406          3,468
                                                      -----------    -----------    -----------
          Total revenues............................      100,594         71,912         54,308
Expenses:
  Carrier costs.....................................       26,091         22,983         15,313
  Operating.........................................       28,868         19,768         14,979
  Selling, general and administrative...............       13,492         10,287          8,873
  Depreciation and amortization.....................       11,966          9,372          7,354
                                                      -----------    -----------    -----------
          Total expenses............................       80,417         62,410         46,519
                                                      -----------    -----------    -----------
Operating income....................................       20,177          9,502          7,789
Interest income.....................................        2,105            834            732
Interest expense....................................       (1,611)        (1,580)        (1,540)
                                                      -----------    -----------    -----------
Income before income taxes..........................       20,671          8,756          6,981
Income tax provision (benefit)......................        7,666          3,463           (676)
                                                      -----------    -----------    -----------
Net income..........................................  $    13,005    $     5,293    $     7,657
                                                      ===========    ===========    ===========
Earnings per share -- basic.........................  $      0.56    $      0.25    $      0.36
                                                      ===========    ===========    ===========
Earnings per share -- diluted.......................  $      0.48    $      0.22    $      0.32
                                                      ===========    ===========    ===========
Weighted-average common shares -- basic.............   23,377,396     21,425,540     21,182,036
                                                      ===========    ===========    ===========
Weighted-average common shares -- diluted...........   27,456,760     25,989,440     25,586,660
                                                      ===========    ===========    ===========

                            ILLUMINET HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             SERIES A
                                                      COMMON           CLASS A COMMON        PREFERRED      ADDITIONAL
                                                ------------------   ------------------   ---------------    PAID-IN
                                                 SHARES     AMOUNT    SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL
                                                ---------   ------   ---------   ------   ------   ------   ----------
Balance at January 1, 1997....................         --    $--     5,262,354    $53      2,637    $--      $ 10,701
Conversion of Series A Preferred Stock........         --     --        15,832     --       (186)    --            --
Conversion of convertible redeemable
  subordinated debentures.....................         --     --        66,194     --         --     --           735
Common stock issued under former stock
  incentive plan..............................         --     --        14,240     --         --     --            41
Common stock repurchases......................         --     --       (11,539)    --         --     --            --
Deferred stock-based compensation.............         --     --            --     --         --     --           509
Stock-based compensation expense..............         --     --            --     --         --     --            --
Net income....................................         --     --            --     --         --     --            --
                                                ---------    ---     ---------    ---     ------    ---      --------
Balance at December 31, 1997..................         --     --     5,347,081     53      2,451     --        11,986
Conversion of Series A Preferred Stock........         --     --         3,660     --        (43)    --            --
Conversion of convertible redeemable
  subordinated debentures.....................         --     --        14,764      1         --     --           164
Deferred stock-based compensation.............         --     --            --     --         --     --           561
Stock-based compensation expense..............         --     --            --     --         --     --            --
Stock options exercised.......................         --     --           100     --         --     --             1
Net income....................................         --     --            --     --         --     --            --
                                                ---------    ---     ---------    ---     ------    ---      --------
Balance at December 31, 1998..................         --     --     5,365,605     54      2,408     --        12,712
Conversion of Series A Preferred Stock........         --     --       204,941      2     (2,408)    --            --
Conversion of convertible redeemable
  subordinated debentures.....................         --     --       760,838      7         --     --         8,347
Deferred stock-based compensation.............         --     --            --     --         --     --         4,123
Stock-based compensation expense..............         --     --            --     --         --     --            --
Stock options exercised.......................         --     --        12,750     --         --     --           394
Issuance of common stock......................  4,485,000     45            --     --         --     --        78,289
Net income....................................         --     --            --     --         --     --            --
                                                ---------    ---     ---------    ---     ------    ---      --------
Balance at December 31, 1999..................  4,485,000    $45     6,344,134    $63         --    $--      $103,865
                                                =========    ===     =========    ===     ======    ===      ========


                                                  DEFERRED                    TOTAL
                                                STOCK-BASED    RETAINED   STOCKHOLDERS'
                                                COMPENSATION   EARNINGS      EQUITY
                                                ------------   --------   -------------
Balance at January 1, 1997....................    $    --      $11,006      $ 21,760
Conversion of Series A Preferred Stock........         --           --            --
Conversion of convertible redeemable
  subordinated debentures.....................         --           --           735
Common stock issued under former stock
  incentive plan..............................         --           --            41
Common stock repurchases......................         --         (136)         (136)
Deferred stock-based compensation.............       (509)          --            --
Stock-based compensation expense..............        169           --           169
Net income....................................         --        7,657         7,657
                                                  -------      -------      --------
Balance at December 31, 1997..................       (340)      18,527        30,226
Conversion of Series A Preferred Stock........         --           --            --
Conversion of convertible redeemable
  subordinated debentures.....................         --           --           165
Deferred stock-based compensation.............       (561)          --            --
Stock-based compensation expense..............        507           --           507
Stock options exercised.......................         --           --             1
Net income....................................         --        5,293         5,293
                                                  -------      -------      --------
Balance at December 31, 1998..................       (394)      23,820        36,192
Conversion of Series A Preferred Stock........         --           (2)           --
Conversion of convertible redeemable
  subordinated debentures.....................         --           (2)        8,352
Deferred stock-based compensation.............     (4,123)          --            --
Stock-based compensation expense..............        689           --           689
Stock options exercised.......................         --           --           394
Issuance of common stock......................         --           --        78,334
Net income....................................         --       13,005        13,005
                                                  -------      -------      --------
Balance at December 31, 1999..................    $(3,828)     $36,821      $136,966
                                                  =======      =======      ========

                            ILLUMINET HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Operating activities:
  Net income...............................................  $ 13,005    $  5,293    $  7,657
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................    11,966       9,372       7,354
     Impairment on investment..............................     1,461          --          --
     Stock-based compensation expense......................       689         507         169
     Deferred income taxes.................................     2,040       2,198        (870)
  Change in:
     Accounts receivable...................................    (3,761)     (3,337)     (2,238)
     Trade accounts payable................................     3,663        (501)      1,212
     Due to customers......................................      (489)       (309)     (2,306)
     Other.................................................    (1,145)        (42)       (234)
                                                             --------    --------    --------
          Net cash provided by operating activities........    27,429      13,181      10,744
                                                             --------    --------    --------
Investing activities:
  Purchases of investments.................................   (79,738)         --          --
  Capital purchases........................................   (10,241)    (10,380)    (10,121)
                                                             --------    --------    --------
          Net cash used in investing activities............   (89,979)    (10,380)    (10,121)
                                                             --------    --------    --------
Financing activities:
  Purchase of subordinated capital certificates related to
     notes payable.........................................        --         (68)         --
  Proceeds from issuance of notes payable..................        --       1,368          --
  Proceeds from issuance of Class A Common Stock...........       394           1          --
  Proceeds from issuance of Common Stock...................    78,334          --          --
  Principal payments on notes payable and capital leases...    (5,238)     (3,302)     (1,835)
  Class A Common Stock repurchases.........................        (4)         --        (136)
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................    73,486      (2,001)     (1,971)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    10,936         800      (1,348)
Cash and cash equivalents at:
  Beginning of year........................................    11,967      11,167      12,515
                                                             --------    --------    --------
  End of year..............................................  $ 22,903    $ 11,967    $ 11,167
                                                             ========    ========    ========
Supplemental cash flow disclosure:
  Income taxes paid........................................  $  4,676    $    342    $    226
                                                             ========    ========    ========
  Interest paid............................................  $  1,860    $  1,859    $  1,944
                                                             ========    ========    ========
  Capital acquisitions financed through capital leases.....  $  2,530    $  7,490    $     --
                                                             ========    ========    ========
  Debentures and Series A Convertible Preferred Stock
     converted into Class A Common Stock...................  $  8,356    $    165    $    735
                                                             ========    ========    ========

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Illuminet Holdings, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

     Illuminet considers all highly liquid investments of operating cash, defined as funds generated from ongoing business operations, with original maturities of three months or less at purchase to be cash equivalents. Cash equivalents consist of money market funds and commercial paper that are stated at cost, which approximates fair value. At December 31, 1999 and 1998, such investments included $19.8 million, and $10.0 million, respectively, invested in a money market fund consisting of direct obligations of the U.S. Treasury and repurchase agreements collateralized by such obligations of the U.S. Treasury. At December 31, 1999, investments in a fund collateralized by commercial paper investments totaled $3.1 million. At December 31, 1998, direct commercial paper investments totaled $2.0 million.

AVAILABLE-FOR-SALE SECURITIES

     Illuminet considers the investment of the proceeds and related interest earnings from its initial public offering to be available-for-sale securities. Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. At December 31, 1999, such investments included, at market value, $69.7 million invested in commercial paper with an average of 59 days to maturity and $10.0 million invested in demand notes. There were not any gross unrealized holding gains or losses at December 31, 1999 and 1998.

                            ILLUMINET HOLDINGS, INC.

ACCOUNTS RECEIVABLE

     One of Illuminet's services involves providing a clearinghouse function for toll collected by telephone companies on behalf of other telecommunications service providers. At December 31, 1999 and 1998, accounts receivable included $9.0 million and $11.5 million, respectively, of such toll amounts due from telephone companies. Related amounts due to customers included $11.8 million and $12.4 million, respectively, for amounts owed to such service providers. Accounts receivable from these companies are uncollateralized; however, uncollected amounts may be offset against amounts otherwise due to service providers.

     Concentration of credit risk with respect to trade receivables is limited due to the diversity of the customer base and geographic dispersion, and is evidenced by a history of minimal customer account write-offs.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for property and equipment are as follows:

Corporate headquarters building.............................     31.5 years
Network assets..............................................  5 to 10 years
Office equipment and systems................................  5 to 20 years
Furniture and fixtures......................................  5 to 15 years
Computer equipment and software.............................   3 to 5 years
Leasehold improvements......................................        5 years

     Property and equipment and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Interest rates on capitalized leases are imputed based on the lower of Illuminet's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return. Depreciation on the leased assets are included in depreciation expense, and is provided using the straight-line method over the estimated useful lives of the assets.

CAPITALIZED SOFTWARE

     Computer software product costs represent capitalized costs incurred for development of software products after the technological feasibility of the product is established. Costs incurred prior to that date are expensed. The annual amortization, which was $0.6 million for each of the years ended December 31, 1999, 1998, and 1997, is determined on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization starts when the product is available for general release to customers.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets consist of intangible assets and certain capital assets. The carrying value of these assets is regularly reviewed to verify that they are valued properly. If changes in facts and circumstances suggest that the value has been impaired, an assessment is made of future cash flows and the carrying value of the related assets will be reduced appropriately based on their estimated discounted future cash flows.

REVENUE RECOGNITION

     Illuminet's revenues are recognized when earned, and are recorded net of amounts passed through to service providers. Revenues on sales of software are recognized when an arrangement exists, the price is fixed and determinable, the related amounts are collectible, and the software has been delivered.

                            ILLUMINET HOLDINGS, INC.

     In 1999, Illuminet earned approximately 13% of its revenues from AT&T and its affiliates with no single affiliate contributing more than 8% of total revenue.

STOCK-BASED COMPENSATION

     Illuminet has elected to apply the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Accordingly, Illuminet accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation expense for stock options is measured as the excess, if any, of the fair value of Common Stock and Class A Common Stock at the measurement date over the stock option exercise price. Statement 123 requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of applying the fair value method of Statement 123 (refer to Note 6).

INCOME TAXES

     Illuminet provides for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER SHARE

     The computation of earnings per share-basic is based on net income and the weighted-average number of outstanding common shares, including Class A Common Stock. The computation of earnings per share-diluted includes the dilutive effect of outstanding preferred stock, convertible debentures calculated using the as if converted method, and Common Stock options and Class A Common Stock options calculated using the treasury stock method. Effective with Illuminet's initial public offering on October 7, 1999, all existing common stock outstanding immediately prior to the initial public offering was renamed to Class A Common Stock. Each share of Class A Common Stock will automatically convert into four shares of Common Stock on April 5, 2000. All share and per share amounts have been restated to reflect the conversion of the Class A Common Stock into Common Stock at the beginning of each period presented.

USE OF ESTIMATES

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

RECLASSIFICATIONS

     Certain reclassifications to the 1998 and 1997 financial statements have been made to conform to the 1999 presentation.

SEGMENT INFORMATION

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"), effective for financial statements for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. Illuminet primarily provides services to companies in the telecommunications industry that are located throughout the United States and

                            ILLUMINET HOLDINGS, INC.

considers all of its operations as one segment because expenses support multiple products and services. Revenues are reported separately for network services, clearinghouse services and network usage software applications. No segment information is provided to the chief operating decision maker for expenses, operating income, total assets, depreciation, or capital purchases.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which was adopted in 1999, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. The provisions of the SOP are consistent with Illuminet's current and past accounting policy and practice.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which was adopted in 1999, requires that all start-up costs related to new operations must be expensed as incurred. Adoption of SOP 98-5 did not have a material impact on our financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition, measurement, and reporting of derivatives and hedging activities and is effective for Illuminet's year ending December 31, 2000. Illuminet anticipates that the adoption of this new accounting standard will not have a material impact on Illuminet's consolidated financial statements, but continues to evaluate that impact.

NOTE 2. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Land.....................................................  $   912    $   912
Building and leasehold improvements......................    7,543      7,156
Equipment and furniture..................................    4,040      3,435
Network assets...........................................   59,972     51,799
Computer hardware and software...........................   24,839     21,231
                                                           -------    -------
                                                            97,306     84,533
Less: accumulated depreciation...........................   52,177     40,786
                                                           -------    -------
          Property and equipment, net....................  $45,129    $43,747
                                                           =======    =======

NOTE 3. LEASES

     In 1999 and 1998, Illuminet entered into various capital lease obligations expiring in 2002 and 2003 for network assets. The lease agreements allow Illuminet to purchase, for a nominal value, the assets at the end of the lease term. Property and equipment held under capital leases follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999       1998
                                                            -------    ------
Network assets............................................  $10,020    $7,490
Less: accumulated amortization............................    2,465       645
                                                            -------    ------
          Total property and equipment held under capital
            leases........................................  $ 7,555    $6,845
                                                            =======    ======

                            ILLUMINET HOLDINGS, INC.

     Illuminet has entered into non-cancelable operating leases for its various facilities, other than its Lacey headquarters site. The most significant lease covers its Overland Park facility. Illuminet entered into a five-year lease, beginning August 1998 for a new Overland Park facility that was constructed to suit Illuminet's specifications. Effective January 1, 1999, the lease was amended to a seven-year term with an option at five years to extend the term for an additional five years. Prior to August 1998, Illuminet was located in a different Overland Park facility under a lease that expired in August 1998. During 1999, 1998 and 1997, rent expense was $0.6 million, $0.5 million and $0.4 million, respectively.

     Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments for the years ending December 31 are as follows (in thousands):

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
2000.....................................................  $2,942      $  604
2001.....................................................   2,942         545
2002.....................................................   2,072         465
2003.....................................................     402         440
2004.....................................................      --         440
Thereafter...............................................      --         440
                                                           ------      ------
          Total minimum lease payments...................   8,358      $2,934
                                                                       ======
Less: amount representing interest (at 8.12%)............     933
                                                           ------
Present value of net minimum lease payments..............   7,425
Less: current installments of obligations under capital
  leases.................................................   2,428
                                                           ------
Obligations under capital leases, less current portion...  $4,997
                                                           ======

NOTE 4. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999      1998
                                                            ------    -------
Various secured notes payable to Rural Telephone Finance
  Cooperative ("RTFC") with variable interest rates, 7.00%
  at December 31, 1999 (6.15% at December 31, 1998)
  payable in quarterly installments, including interest,
  each maturing at various dates ranging from August 2000
  to March 2015...........................................  $7,458    $10,591
Convertible redeemable subordinated debentures
  ("Debentures") converted and repaid in 1999.............      --      7,474
Debentures, deferred interest payable.....................      --        989
                                                            ------    -------
                                                             7,458     19,054
Less: current portion.....................................   1,430      3,458
                                                            ------    -------
          Total long-term debt............................  $6,028    $15,596
                                                            ======    =======

     In connection with a call for redemption, Illuminet converted, on October 4, 1999, almost all outstanding Debentures with approximately $8.4 million in principal and accrued interest and issued 760,838 shares of Class A Common Stock to debentureholders who elected to convert. A remaining amount of $0.1 million was paid for redemption of the principal and accrued interest that was not converted to Class A Common Stock.

     Additional borrowings available under the various note agreements with RTFC aggregated $3.8 million at December 31, 1999 and 1998. All of the RTFC notes have variable interest rates that are based on RTFC's short-term funding costs. In accordance with the terms of the loan agreements, Illuminet purchased lender-

                            ILLUMINET HOLDINGS, INC.

issued, non-interest-bearing subordinated capital certificates based on a percentage of the gross loan amount. Such certificates are amortized against the loan principal balance over the terms of the respective loans. Certificates purchased, net of amortization, totaled $1.0 million and $1.1 million at December 31, 1999 and 1998, respectively, are carried at cost, and are included in prepaid expenses and in other long-term assets. The loan agreements contain certain covenants, the most restrictive of which requires Illuminet to maintain certain cash flow-to-debt service ratios.

     All RTFC loans are currently secured by a first-priority lien in the case of the dissolution of Illuminet on substantially all of Illuminet's assets, revenues and property, excluding cash collected and held on behalf of others in the normal course of providing Illuminet's services. Cash and cash equivalents not subject to the lien were $4.9 million and $3.3 million at December 31, 1999, and 1998, respectively.

     Illuminet entered into a secured line of credit agreement with RTFC that permits Illuminet to borrow up to $7.3 million, not to exceed 80% of eligible accounts receivable, for a term of five years. The line of credit bears interest at the lesser of the prime rate plus 1.5% or RTFC's monthly borrowing rate (7.70% at December 31, 1999), and contains certain covenants, the most restrictive of which requires Illuminet to maintain a zero balance in the line of credit for at least five consecutive business days every 360 days after the initial advance. There were no borrowings outstanding against the line of credit at December 31, 1999 and 1998.

     The terms of the secured loan facilities restrict the ability to declare and pay dividends without the consent of RTFC, unless Illuminet meets minimum net worth and cash margin tests.

     The carrying value of Illuminet's long-term debt approximates fair value.

     Maturities of the long-term debt for the years ending December 31 are scheduled as follows (in thousands):

2000................................  $1,430
2001................................     675
2002................................     372
2003................................     408
2004................................     448
2005 - 2009.........................   2,983
2010 - 2014.........................   1,142
                                      ------
                                      $7,458
                                      ======

NOTE 5. STOCKHOLDERS' EQUITY

     Effective October 7, 1999, Illuminet Holdings, Inc. is authorized to issue up to 157,300,000 shares of capital stock consisting of (i) 150,000,000 shares of Common Stock, par value $.01 per share, (ii) 7,200,000 shares of Class A Common Stock, par value $.01 per share, and (iii) 100,000 shares of Illuminet Holdings, Inc. Preferred Stock, par value $.01 per share. Each share of Common Stock is entitled to one vote. Prior to the pending April 5, 2000 conversion, each share of Class A Common Stock is entitled to four votes. The accompanying financial statements have been retroactively adjusted to reflect the changes to amounts of authorized shares.

INITIAL PUBLIC OFFERING

     On October 14, 1999, Illuminet completed an initial public offering of 4,485,000 shares of its Common Stock and received approximately $78.3 million in cash, net of underwriter discounts, commissions and other offering costs.

                            ILLUMINET HOLDINGS, INC.

CLASS A COMMON STOCK

     Immediately prior to the initial public offering, all existing common stock was renamed to Class A Common Stock. Each share of Class A Common Stock will automatically convert into four shares of Common Stock on April 5, 2000. If the Class A Common Stock were converted at December 31, 1999, an additional 25,376,536 shares of Common Stock would have been outstanding. Other than the conversion feature and voting rights, terms of Class A Common Stock are identical to those of the Common Stock on an as if converted basis.

SERIES A PREFERRED STOCK

     As approved by stockholders on June 21, 1999, all outstanding Series A Preferred Stock automatically converted into an aggregate total of 204,941 shares of Class A Common Stock at the time of the initial public offering.

SERIES B PARTICIPATING CUMULATIVE PREFERENCE STOCK

     Series B Participating Cumulative Preference Stock ("Series B Stock") is entitled to one vote per each one one-thousandth (" 1/1000") share, and votes together as a class with Common Stock and Class A Common Stock on matters on which holders of Common Stock and Class A Common Stock are generally entitled to vote. Although the Series B Stock ranks superior to Common Stock and Class A Common Stock, upon liquidation, dissolution or winding up of Illuminet, whether voluntary or involuntary, other than requiring payment of accrued and unpaid dividends before the payout to holders of Common Stock and Class A Common Stock, the only liquidation right of the Series B Stock is that each 1/1000 of a share of Series B Stock is entitled to receive an amount equivalent to the amount to be distributed per whole share of Common Stock and Class A Common Stock. Series B Stock was authorized in connection with the establishment of Illuminet's Shareholder Rights Plan. No such shares were outstanding at December 31, 1999.

DIVIDENDS

     Payments of dividends are restricted under Illuminet's long-term debt arrangements with approval of RTFC required unless Illuminet's ratio of equity to total assets exceeds 40%. Dividends on Series B Stock are payable as follows:
(1) should Illuminet declare and pay a dividend on Common Stock or Class A Common Stock, each 1/1000 share of Series B Stock is entitled to receive the same dividend amount paid on one whole share of Class A Common Stock, (2) $0.01 per whole share of Series B Stock offset by any payments made as a result of a Class A Common Stock dividend. No dividends have been declared to date.

SHAREHOLDER RIGHTS PLAN

     On November 19, 1998, Illuminet's Board of Directors adopted a Shareholder Rights Plan and declared a dividend, issued on November 20, 1998, of one right for each outstanding share of Common Stock ("Right"). Each Right represents the right to purchase shares of our Series B Stock. The Rights become exercisable if a person or group acquires more than 20% of the outstanding shares of Common Stock or makes a tender offer for more than 20% of the outstanding shares of Common Stock. Upon the occurrence of such an event, each Right entitles the holder (other than the acquiror) to purchase for $150 the economic equivalent of shares of Common Stock, or in certain circumstances, stock of the acquiring entity, worth twice as much. The Rights expire on December 20, 2008 unless earlier redeemed by Illuminet, and are redeemable prior to becoming exercisable at $0.01 per Right.

                            ILLUMINET HOLDINGS, INC.

NOTE 6. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

STOCK OPTION PLAN

     Illuminet established the 1997 Equity Incentive Plan under which 13% of outstanding shares of Common Stock are reserved from time to time (3,804,941 at December 31, 1999) for issuance pursuant to non-qualified and incentive stock options and stock appreciation rights that may be granted. Only non-qualified stock options have been granted under the plan. Employee non-qualified stock options, primarily granted to key employees, are generally exercisable ratably over four years and expire ten years from the date of grant except that options expire 60 days after termination of employment. Outside Director non-qualified stock options are generally exercisable on grant, or within twelve months of grant, and expire ten years from the date of grant. Prior to the initial public offering, the Board of Directors determined the estimated fair value of Class A Common Stock as the stock was not publicly traded and a readily ascertainable market value was not available.

     Additional information regarding options granted and outstanding is summarized as follows. This information includes the effect of Class A Common Stock options on an as if converted basis:

                                                   NUMBER OF    WEIGHTED-AVERAGE
                                                    OPTIONS      EXERCISE PRICE
                                                   ---------    ----------------
Outstanding January 1, 1997......................         --         $   --
  Granted at exercise price less than fair value
     of Common Stock on grant date...............    926,016           2.20
                                                   ---------
  Outstanding December 31, 1997 (280,016
     exercisable at $2.20 weighted-average
     exercise price).............................    926,016           2.20
  Granted at exercise price less than fair value
     of Common Stock on grant date...............  1,170,044           2.34
  Granted at exercise price equal to fair value
     of Common Stock on grant date...............    474,000           4.18
  Exercised......................................       (400)          2.20
  Forfeited......................................    (57,500)          2.20
                                                   ---------
Outstanding December 31, 1998 (1,188,660
  exercisable at $2.28 weighted-average exercise
  price).........................................  2,512,160           2.63
  Granted at exercise price less than fair value
     of Common Stock on grant date...............    686,060           7.55
  Granted at exercise price equal to fair value
     of Common Stock on grant date...............     87,123          17.41
  Exercised......................................    (51,000)          2.20
                                                   ---------
Outstanding December 31, 1999 (1,699,243
  exercisable at $4.08 weighted-average exercise
  price).........................................  3,234,343         $ 4.08
                                                   =========         ======

     Outstanding and exercisable stock options by price range as of December 31, 1999 is as follows:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -----------------------------------------------   ----------------------------
                                   WEIGHTED-
                                    AVERAGE          WEIGHTED-                      WEIGHTED-
   RANGE OF         NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICE    OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
$ 2.20 - $ 2.36..  1,999,160          7.90             $ 2.28        1,494,160        $ 2.29
$ 4.18 - $ 4.55..    551,260          8.15             $ 4.24          204,760        $ 4.30
$ 8.00 - $13.05..    620,800          9.64             $ 8.20                0            --
$19.00 - $48.44..     63,123          9.77             $19.07              323        $33.38
                   ---------                                         ---------
$ 2.20 - $48.44..  3,234,343          8.31             $ 4.08        1,699,243        $ 2.54
                   =========          ====             ======        =========        ======

                            ILLUMINET HOLDINGS, INC.

     For the years ended December 31, 1999, 1998 and 1997, deferred stock-based compensation for the stock options granted was $4.1 million, $0.6 million and $0.5 million, respectively, and $0.7 million, $0.5 million and $0.2 million, respectively, was recognized as stock-based compensation expense.

EMPLOYEE STOCK PURCHASE PLAN

     Effective October 7, 1999, Illuminet adopted an Employee Stock Purchase Plan ("ESPP") for which the last purchase date is October 6, 2001. Eligible employees may contribute up to 15% of cash compensation toward the semi-annual purchase of Common Stock. Under the terms of the plan, 700,000 shares of authorized Common Stock were reserved for purchase at 85% of the fair market value price at the beginning of the six-month offering period at which an eligible employee enrolled, or the end of each six-month offering period, whichever is lower. In no case, can the fair market value price at the beginning of any six-month offering period be less than $16.15. Through December 31, 1999, no stock was purchased under this plan, and eligible employees have contributed $0.2 million toward the first purchase on April 6, 2000.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if Illuminet had accounted for its stock options under the fair value method of that Statement and includes the effect of Class A Common Stock options on an as if converted basis. The weighted-average grant date fair value of these options was estimated at the date of grant using the Minimum Value Option Pricing Model for all options granted before the initial public offering and the Black-Scholes Option Pricing Model for all options granted after the initial public offering with the following weighted-average assumptions:

                                              OCTOBER 7,     JANUARY 1,
                                               1999 TO        1999 TO      YEAR ENDED DECEMBER 31,
                                             DECEMBER 31,    OCTOBER 6,    ------------------------
                                                 1999           1999          1998          1997
                                             ------------    ----------    ----------    ----------
Risk-free interest rate....................     6.1%            5.7%          5.4%          5.9%
Dividend yield.............................      0%              0%            0%            0%
Expected volatility........................      70%             0%            0%            0%
Estimated option life......................  6.99 years      9.07 years    8.47 years    8.54 years
Weighted-average grant date value for
  options granted at exercise price less
  than fair value of Common Stock on grant
  date.....................................      --            $9.10         $2.04         $1.40
Weighted-average grant date value for
  options granted at exercise price equal
  to fair value of Common Stock on grant
  date.....................................    $13.63          $5.40         $1.54           --

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period; accordingly, the pro forma impact of stock options granted may not be indicative of the pro forma impact in future years. Illuminet's pro forma information for the years ended December 31 are summarized as follows (in thousands, except per share amounts) and includes the effect of Class A Common Stock options on an as if converted basis.

                                                   1999       1998      1997
                                                  -------    ------    ------
Net income -- as reported.......................  $13,005    $5,293    $7,657
                                                  =======    ======    ======
Net income -- pro forma.........................  $12,002    $4,796    $7,485
                                                  =======    ======    ======
Earnings per share -- diluted -- as reported....  $  0.48    $ 0.22    $ 0.32
                                                  =======    ======    ======
Earnings per share -- diluted -- pro forma......  $  0.44    $ 0.20    $ 0.31
                                                  =======    ======    ======

                            ILLUMINET HOLDINGS, INC.

NOTE 7. EMPLOYEE BENEFIT PLANS

     Illuminet has qualified profit sharing/401(k) trust retirement plans covering all employees subject to certain eligibility requirements. Illuminet provides matching contributions to the plans' trusts on a portion of employee contributions to the plans, and also may, at the discretion of the Board of Directors, provide a discretionary contribution. For 1999, 1998 and 1997, contribution expense was approximately $2.0 million, $1.1 million and $1.2 million, respectively.

NOTE 8. INCOME TAXES

     Components of the income tax provision (benefit) for the years ended December 31 are summarized as follows (in thousands):

                                                     1999      1998     1997
                                                    ------    ------    -----
Current:
  Federal.........................................  $5,535    $1,077    $ 193
  State...........................................      91       188       --
Deferred:
  Federal.........................................   2,170     2,076     (821)
  State...........................................    (130)      122      (48)
                                                    ------    ------    -----
Total income tax provision (benefit)..............  $7,666    $3,463    $(676)
                                                    ======    ======    =====

     Illuminet provides for deferred taxes based on the differences between the bases of assets and liabilities for financial reporting purposes and income tax purposes, calculated using enacted tax rates that will be in effect when the differences are expected to reverse. At December 31, 1999 and 1998, such differences primarily related to the use of accelerated depreciation and amortization for tax purposes, accruals for certain expenses that are not currently deductible for tax purposes until paid, the tax basis of certain investments that have been written off for financial statement purposes and software development costs that were capitalized for financial statement purposes. December 31, 1998 also included net operating loss carryforwards and tax credit carryforwards that were fully utilized in 1999.

     During 1999, Illuminet recorded an additional valuation allowance related to the write down of a preferred stock equity investment based on a change in the investee's business strategy and direction and fully utilized all federal net operating loss carryforwards and tax credit carryforwards. At December 31, 1998, Illuminet had a valuation allowance related to tax benefits associated with capital losses recorded for financial statement purposes but not yet realized for tax purposes, and tax credit carryforwards of $1.4 million. During the year ended December 31, 1997, the valuation allowance decreased $3.1 million primarily through utilization of net operating loss carryforwards and the reversal of substantially all of the previously recorded deferred tax valuation allowance due to improved anticipated operating results.

                            ILLUMINET HOLDINGS, INC.

     The reconciliations of the income tax provision (benefit) calculated using the U.S. federal statutory rates to the recorded income tax provision (benefit) for the years ended December 31 are summarized as follows (in thousands):

                                                   1999      1998      1997
                                                  ------    ------    -------
Tax at U.S. federal statutory rate..............  $7,316    $2,977    $ 2,373
State income taxes, net of federal tax
  benefit.......................................     (26)      205         --
Utilization of net operating loss
  carryforward..................................      --        --     (2,373)
Alternative minimum tax.........................      --        --        193
Additional (reversal of) valuation allowance....     565        --       (869)
Other...........................................    (189)      281         --
                                                  ------    ------    -------
Income tax provision (benefit)..................  $7,666    $3,463    $  (676)
                                                  ======    ======    =======

     The components of the deferred tax assets as of December 31 are summarized as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
Deferred tax assets:
  Net operating loss carryforwards.......................  $   251    $ 1,454
  Tax credit carryforwards...............................       --      1,368
  Allowance for doubtful accounts........................      739        408
  Contract loss provision................................      760        151
  Deferred stock-based compensation......................      508        227
  Loss on impairment.....................................      555         --
  Other non-deductible accruals..........................      824      1,059
  Valuation allowance....................................     (745)      (180)
                                                           -------    -------
          Net deferred tax assets........................    2,892      4,487
                                                           -------    -------
Deferred tax liabilities:
  Excess tax over book depreciation and amortization.....   (6,246)    (5,801)
  Other..................................................      (14)       (14)
                                                           -------    -------
          Total deferred tax liabilities.................   (6,260)    (5,815)
                                                           -------    -------
Deferred tax liability, net..............................  $(3,368)   $(1,328)
                                                           =======    =======

                            ILLUMINET HOLDINGS, INC.

NOTE 9. EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share-basic and diluted (in thousands, except share and per share amounts) and includes the effect of Class A Common Stock on an as if converted basis:

                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1999           1998           1997
                                      -----------    -----------    -----------
Numerator:
  Numerator for earnings per share-
     basic -- net income............  $    13,005    $     5,293    $     7,657
  Effect of dilutive securities --
     Debenture interest, net of
     tax............................          291            427            498
                                      -----------    -----------    -----------
  Numerator for earnings per share-
     diluted -- net income after
     assumed conversions............  $    13,296    $     5,720    $     8,155
                                      ===========    ===========    ===========
Denominator:
  Denominator for earnings per
     share-
     basic -- weighted-average
     shares.........................   23,377,396     21,425,540     21,182,036
  Weighted-average effect of
     dilutive securities:
     Stock options..................    1,134,656        549,308             --
     Debentures.....................    2,331,484      3,187,456      3,528,292
     Series A Stock.................      613,224        827,136        876,332
                                      -----------    -----------    -----------
     Dilutive potential common
       shares.......................    4,079,364      4,563,900      4,404,624
                                      -----------    -----------    -----------
  Denominator for earnings per
     share-diluted -- adjusted
     weighted-average shares and
     assumed conversions............   27,456,760     25,989,440     25,586,660
                                      ===========    ===========    ===========
Earnings per share -- basic.........  $      0.56    $      0.25    $      0.36
                                      ===========    ===========    ===========
Earnings per share -- diluted.......  $      0.48    $      0.22    $      0.32
                                      ===========    ===========    ===========

     See notes 4, 5 and 6 for additional information regarding the Debentures, Series A Stock and stock options.

     Stock options to purchase 70,802 and 1,072 weighted-average shares of Common Stock were outstanding during 1997 and 1998, respectively, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

NOTE 10. LEGAL PROCEEDINGS

     Illuminet is party to various legal proceedings arising in the ordinary course of business. Management does not believe that those claims, individually or combined, will have a material adverse effect on our business, financial condition or operating results.

NOTE 11. RELATED PARTY TRANSACTIONS

     Illuminet is party to a contract with the subsidiary of one of its corporate stockholders that supplies Illuminet with transmission facilities in the form of private leased lines. Such lines are leased from the corporate stockholder at rates comparable to third-party service providers. Payments pursuant to this contract totaled $2.1 million, $1.7 million and $1.6 million for the years ended December 31, 1999, 1998, and 1997, respectively.

                            ILLUMINET HOLDINGS, INC.

     Included in accounts receivable at December 31, 1998 is $0.2 million (none in 1999), due for services and reimbursable expenses from a customer in which Illuminet has a preferred stock equity investment currently representing 13% of the voting rights of the customer. Revenues earned from the customer were $0.4 million, $0.8 million, and $0.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. Included in 1999 operating expenses is a $1.5 million impairment loss of the full amount of a 1995 investment in this start-up company that was previously recorded at cost. The recognition of this loss was coincident with significant liquidity concerns of the investee, and the investee's decision to discontinue its historical primary operations and related uncertainties resulting from a change in the investee's business strategy and direction.

NOTE 12. QUARTERLY RESULTS (UNAUDITED)

     The following quarterly financial data has been prepared from Illuminet's financial records without audit, and in the opinion of management, reflect all adjustments (consisting of only normal and recurring accruals) necessary to present fairly Illuminet's results of operations for those periods when considered in conjunction with our audited consolidated financial statements and the notes to those financial statements included in this report. Earnings per share-basic and earnings-per share diluted include the effect of Class A Common Stock on an as if converted basis. Quarterly information may not total the annual amounts in some instances because of rounding.

                                                 QUARTER ENDED
                            --------------------------------------------------------
                             MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                               1998          1998           1998            1998
                            -----------   -----------   -------------   ------------
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues..................  $    15,073   $    16,513    $    18,735    $    21,591
Operating income..........        1,699         2,264          2,409          3,130
Income before income
  taxes...................        1,636         2,103          2,142          2,875
Net income................  $     1,047   $     1,304    $     1,295    $     1,647
Earnings per
  share -- basic..........  $      0.05   $      0.06    $      0.06    $      0.08
Earnings per
  share -- diluted........  $      0.05   $      0.05    $      0.05    $      0.07
Weighted-average common
  shares -- basic.........   21,388,324    21,388,324     21,462,020     21,462,284
Weighted-average common
  shares -- diluted.......   25,637,212    25,997,580     25,982,984     25,935,444

                                                 QUARTER ENDED
                            --------------------------------------------------------
                             MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                               1999          1999           1999            1999
                            -----------   -----------   -------------   ------------
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues..................  $    21,603   $    23,513    $    26,769    $    28,709
Operating income..........        3,949         3,637          5,875          6,716
Income before income
  taxes...................        3,759         3,435          5,674          7,803
Net income................  $     2,331   $     2,129    $     3,518    $     5,027
Earnings per
  share -- basic..........  $      0.10   $      0.10    $      0.16    $      0.17
Earnings per
  share -- diluted........  $      0.09   $      0.09    $      0.14    $      0.16
Weighted-average common
  shares -- basic.........   21,463,972    21,466,920     21,473,440     29,042,896
Weighted-average common
  shares -- diluted.......   26,097,456    26,143,140     26,606,200     30,973,828

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS,
                        ON FINANCIAL STATEMENT SCHEDULE

     We have audited the consolidated financial statements of Illuminet Holdings, Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 20, 2000 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of Illuminet's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
January 20, 2000

                            ILLUMINET HOLDINGS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                COL. A                     COL. B                    COL. C                     COL. D          COL. E
--------------------------------------  ------------   -----------------------------------   -------------   -------------
       ILLUMINET HOLDINGS, INC.                                     ADDITIONS
--------------------------------------                 -----------------------------------
                                         BALANCE AT                       CHARGED TO OTHER
                                        BEGINNING OF   CHARGED TO COSTS     ACCOUNTS --      DEDUCTIONS --    BALANCE AT
             DESCRIPTION                   PERIOD        AND EXPENSES         DESCRIBE         DESCRIBE      END OF PERIOD
             -----------                ------------   ----------------   ----------------   -------------   -------------
                                                                          (IN THOUSANDS)
Year Ended December 31, 1999
  Allowance for doubtful accounts.....     $1,133           $1,316              $--              $(505)         $1,944
Year Ended December 31, 1998
  Allowance for doubtful accounts.....      1,282              300               --               (449)          1,133
Year Ended December 31, 1997
  Allowance for doubtful accounts.....     $1,021           $  300              $--              $ (39)         $1,282

                            ILLUMINET HOLDINGS, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
  3.1     Certificate of Incorporation of Illuminet Holdings, Inc. as
          amended
  3.2     Amendment to Certificate of Incorporation dated October 7,
          1999
  3.3     Bylaws of Illuminet Holdings, Inc. as amended on August 20,
          1999
  4.1     Rights Agreement dated as of November 20, 1998, by and
          between Illuminet Holdings, Inc. and UMB Bank, N.A., as
          Rights Agent, as amended on August 2, 1999
  4.2     Amendment No. 2 to Rights Agreement
 10.1     Illuminet Holdings, Inc. 1997 Equity Incentive Plan as
          amended
 10.2     Loan Agreement dated as of August 14, 1996, by and between
          Illuminet, Inc. and Rural Telephone Finance Cooperative
 10.3     Secured Revolving Line of Credit Application and Agreement
          dated as of August 14, 1996, by and between Illuminet, Inc.
          and Rural Telephone Finance Cooperative
 10.4     Secured Intermediate-Term Equipment Financing Loan
          Substitute Agreement dated as of August 14, 1996, by and
          between Illuminet, Inc. and Rural Telephone Finance
          Cooperative
 10.5     Employment Agreements with Messrs. Moore, Kremian, Johnson and Nicol
 21.1     Subsidiaries of Illuminet Holdings, Inc.
 23.1     Consent of Ernst & Young LLP, Independent Auditors
 27.1     Financial Data Schedule