Form 10-Q
period 2000-03-31
ILLUMINET HOLDINGS INC
filed 2000-05-12
CIK 1002119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         COMMISSION FILE NUMBER 0-27555

                            ILLUMINET HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                                              36-4042177
   (State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                     organization)

         4501 Intelco Loop, Lacey, Washington                                   98503
        (Address of principal executive office)                              (Zip code)


                                 (360) 493-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

At May 1, 2000, 29,946,359 shares of Common Stock, $0.01 par value per share, were outstanding.

                            ILLUMINET HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                         Page
                                                                                                         ----
PART I:   FINANCIAL INFORMATION

ITEM 1:   Financial Statements

   Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                                  1

   Consolidated Statements of Income for the three months ended March 31, 2000 and 1999                    2

   Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999                3

   Notes to Consolidated Financial Statements - March 31, 2000                                             4

ITEM 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations            8

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk                                      13

PART II:  OTHER INFORMATION

ITEM 1:   Legal Proceedings                                                                               14

ITEM 2:   Changes in Securities and Use of Proceeds                                                       14

ITEM 3:   Defaults Upon Senior Securities                                                                 14

ITEM 4:   Submission of Matters to a Vote of Security Holders                                             14

ITEM 5:   Other Information                                                                               14

ITEM 6:   Exhibits and Reports on Form 8-K                                                                14

SIGNATURES                                                                                                15

                                     PART I

ITEM 1:  FINANCIAL STATEMENTS

                            ILLUMINET HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                              MARCH 31,        DECEMBER 31,
                                                                                2000               1999
                                                                            ------------       ------------
                                                                            (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents ..........................................      $     26,581       $     22,903
  Available-for-sale securities ......................................            80,816             79,738
  Accounts receivable, less allowance for doubtful
     accounts of $1,352 ($1,944 in 1999) .............................            31,663             30,916
  Deferred income taxes ..............................................             1,485              1,485
  Prepaid expenses and other .........................................             1,924              1,458
                                                                            ------------       ------------
          Total current assets .......................................           142,469            136,500
Property and equipment, net ..........................................            44,234             45,129
Computer software product costs, less accumulated
  amortization of $2,486 ($2,345 in 1999) ............................               373                513
Other assets .........................................................             1,388              1,515
                                                                            ------------       ------------
          Total assets ...............................................      $    188,464       $    183,657
                                                                            ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable and accrued expenses ........................      $      5,552       $      9,099
  Due to customers ...................................................            15,849             16,133
  Income taxes payable ...............................................             4,308              1,723
  Current portion of obligations under capital
     leases ..........................................................             2,478              2,428
  Current portion of long-term debt ..................................               955              1,430
                                                                            ------------       ------------
          Total current liabilities ..................................            29,142             30,813
                                                                            ------------       ------------
Deferred income taxes ................................................             4,853              4,853
Obligations under capital leases, less current portion ...............             4,358              4,997
Long-term debt, less current portion .................................             5,829              6,028
Stockholders' equity:
  Preferred Stock, par value $.01 per share,
     authorized 100,000 shares, 4,416 shares designated as Series A, none outstanding and 7,000 shares designated as Series B,
     none outstanding ...................................................             --                 --
  Common Stock, par value $.01 per share,
     authorized 150,000,000 shares, issued and outstanding
     4,485,000 .......................................................                45                 45
  Class A Common Stock, par value $.01 per share,
     authorized 7,200,000 shares, issued and outstanding
     6,344,134 .......................................................                63                 63
  Additional paid-in capital .........................................           103,859            103,865
  Deferred stock-based compensation ..................................            (3,536)            (3,828)
  Retained earnings ..................................................            43,851             36,821
                                                                            ------------       ------------
          Total stockholders' equity .................................           144,282            136,966
                                                                            ------------       ------------
          Total liabilities and stockholders'
          equity .....................................................      $    188,464       $    183,657
                                                                            ============       ============

                            ILLUMINET HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                    -------------------------------
                                                       2000                1999
                                                    ------------       ------------
                                                              (UNAUDITED)
Revenues:
  Network services ...........................      $     27,657       $     19,833
  Clearinghouse services .....................             1,315              1,539
  Network usage software applications ........               270                231
                                                    ------------       ------------
          Total revenues .....................            29,242             21,603
Expenses:
  Carrier costs ..............................             5,950              6,519
  Operating ..................................             7,033              5,743
  Selling, general and administrative ........             3,499              2,894
  Depreciation and amortization ..............             2,986              2,498
                                                    ------------       ------------
          Total expenses .....................            19,468             17,654
                                                    ------------       ------------
Operating income .............................             9,774              3,949

Interest income ..............................             1,791                206
Interest expense .............................              (227)              (396)
                                                    ------------       ------------
Income before income taxes ...................            11,338              3,759
Income tax provision .........................             4,308              1,428
                                                    ------------       ------------
Net income ...................................      $      7,030       $      2,331
                                                    ============       ============
Earnings per share -- basic ..................      $       0.24       $       0.10
                                                    ============       ============
Earnings per share -- diluted ................      $       0.22       $       0.09
                                                    ============       ============
Weighted-average common shares -- basic ......        29,861,536         21,463,972
                                                    ============       ============
Weighted-average common shares -- diluted ....        31,692,546         26,097,456
                                                    ============       ============

                            ILLUMINET HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            -------------------------------
                                                                 2000              1999
                                                            ------------       ------------
                                                                       (UNAUDITED)
Operating activities:
  Net income .........................................      $      7,030       $      2,331
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation and amortization ......................             2,986              2,498
  Stock-based compensation expense ...................               286                 85
  Deferred income taxes ..............................                --              1,429
  Change in:
     Accounts receivable .............................              (747)            (1,313)
     Trade accounts payable ..........................            (3,547)            (1,315)
     Due to customers ................................              (284)             1,380
     Income taxes payable ............................             2,585               (909)
     Other ...........................................              (341)              (139)
                                                            ------------       ------------
  Net cash provided by operating activities ..........             7,968              4,047
                                                            ------------       ------------
Investing activities:
    Purchases of investments .........................            (1,078)                --
    Capital purchases ................................            (1,949)            (2,088)
                                                            ------------       ------------
  Net cash used in investing activities ..............            (3,027)            (2,088)
Financing activities:
  Proceeds from issuance of Class A Common Stock .....                --                 10
  Principal payments on notes payable and
     capital leases ..................................            (1,263)              (414)
                                                            ------------       ------------
  Net cash used in financing activities ..............            (1,263)              (404)
                                                            ------------       ------------
Net increase in cash and cash equivalents ............             3,678              1,555
Cash and cash equivalents at:
  Beginning of period ................................            22,903             11,967
                                                            ------------       ------------
  End of period ......................................      $     26,581       $     13,522
                                                            ============       ============
Supplemental cash flow disclosure:
  Income taxes paid ..................................      $      1,723       $        909
                                                            ============       ============
  Interest paid ......................................      $        283       $        361
                                                            ============       ============

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of Illuminet as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 presented in this Form 10-Q are unaudited, and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of Illuminet's financial position, results of its operations and its cash flows for each period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Illuminet believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results. These consolidated financial statements and notes thereto should be read in conjunction with Illuminet's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2000.

        The consolidated financial statements include the financial statements of Illuminet Holdings, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

        Illuminet considers all highly liquid investments of operating cash, defined as funds generated from ongoing business operations, with original maturities of three months or less at purchase to be cash equivalents. Cash equivalents consist of money market funds and commercial paper that are stated at cost, which approximates fair value. At December 31, 1999, such investments included $19.8 million invested in a money market fund consisting of direct obligations of the U.S. Treasury and repurchase agreements collateralized by such obligations of the U.S. Treasury. At December 31, 1999, investments in a fund collateralized by commercial paper investments totaled $3.1 million.

AVAILABLE-FOR-SALE SECURITIES

        Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. There were not any gross unrealized holding gains or losses at March 31, 2000 or December 31, 1999.

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


Corporate headquarters building....................      31.5 years
Network assets.....................................   5 to 10 years
Office equipment and systems.......................   5 to 20 years
Furniture and fixtures.............................   5 to 15 years
Computer equipment and software....................    3 to 5 years
Leasehold improvements.............................         5 years


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

CAPITALIZED SOFTWARE

        Computer software product costs represent capitalized costs incurred for development of software products after the technological feasibility of the product is established. Costs incurred prior to that date are expensed. The annual amortization is determined on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product. Amortization starts when the product is available for general release to customers.

IMPAIRMENT OF LONG-LIVED ASSETS

        Long-lived assets consist of intangible assets and certain capital assets. The carrying value of these assets is regularly reviewed to verify that they are valued properly. If changes in facts and circumstances suggest that the value has been impaired, an assessment is made of future cash flows and the carrying value of the related assets will be reduced appropriately to their fair value based on current market values. When market values are not available, the fair value will be determined based on other valuation techniques such as estimated discounted future cash flows.

REVENUE RECOGNITION

        Illuminet recognizes revenue as the related services are performed. Network services revenues are comprised of network connectivity revenues and intelligent network service revenues. Network connectivity revenues are derived from establishing and maintaining connection to Illuminet's SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling services revenues are charged monthly based on the number of switches to which a customer signals. Network connectivity revenues are recognized once the installation services have been completed. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access, and caller identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis.

        Clearinghouse services revenues are derived primarily from serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. Clearinghouse revenues are earned based on the number of messages processed.

        Network usage software applications revenues are comprised of sales of software and software maintenance services. Revenues on sales of software are recognized when an arrangement exists, the price is fixed and determinable, the related amounts are collectible, and the software has been delivered and all customer acceptance requirements, if any, have been met. Revenues on software maintenance are recognized on a monthly basis over the term of the maintenance arrangement.

STOCK-BASED COMPENSATION

        Illuminet has elected to apply the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Accordingly, Illuminet accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation expense for stock options is measured as the excess, if any, of the fair value of Common Stock and Class A Common Stock at the measurement date over the stock option exercise price. Statement 123 requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of applying the fair value method of Statement 123.

INCOME TAXES

        Illuminet provides for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER SHARE

        The computation of earnings per share-basic is based on net income and the weighted-average number of outstanding common shares, including Class A Common Stock. The computation of earnings per share-diluted includes the dilutive effect of outstanding preferred stock, convertible debentures calculated using the as if converted method, and Common Stock options and Class A Common Stock options calculated using the treasury stock method. Effective with Illuminet's initial public offering on October 7, 1999, all existing common stock outstanding immediately prior to the initial public offering was renamed to Class A Common Stock. Each share of Class A Common Stock automatically converted into four shares of Common Stock on April 5, 2000. All share and per share amounts have been restated to reflect the conversion of the Class A Common Stock into Common Stock at the beginning of each period presented.

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

RECLASSIFICATIONS

        Certain reclassifications to the 1999 financial statements have been made to conform to the 2000 presentation.

SEGMENT INFORMATION

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"), effective for financial statements for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. Illuminet primarily provides services to companies in the telecommunications industry that are located throughout the United States and considers all of its operations as one segment because expenses support multiple products and services. Revenues are reported separately for network services, clearinghouse services and network usage software applications. No segment information is provided to the chief operating decision maker for expenses, operating income, total assets, depreciation, or capital purchases.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition, measurement, and reporting of derivatives and hedging activities and is effective for Illuminet's year ending December 31, 2001. Illuminet anticipates that the adoption of this new accounting standard will not have a material impact on Illuminet's consolidated financial statements, but continues to evaluate that impact.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This summarized certain areas of the staff's views in applying generally accepted accounting principles as it applies to revenue recognition. Illuminet believes that its revenue recognition principles comply with SAB 101. Illuminet will continue to evaluate interpretations of SAB 101.

NOTE 2. EARNINGS PER SHARE

        The following table sets forth the computation of earnings per share-basic and diluted (in thousands, except share and per share amounts) and includes the effect of Class A Common Stock on an as if converted basis. On April 5, 2000, 6,344,134 shares of Class A Common Stock were automatically converted into 25,376,536 shares of Common Stock.


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
Numerator:
  Numerator for earnings per
     share-basic -- net income .......................      $      7,030      $      2,331
  Effect of dilutive securities - Debenture
     interest, net of tax ............................                --                99
                                                            ------------      ------------
  Numerator for earnings per
     share-diluted -- net
     income after assumed
     conversions .....................................      $      7,030      $      2,430
                                                            ============      ============
Denominator:
  Denominator for earnings per
     share-basic -- weighted-average shares ..........        29,861,536        21,463,972
  Weighted-average effect of dilutive securities:
     Stock options ...................................         1,831,010           715,224
     Debentures ......................................                --         3,098,384
     Series A Stock ..................................                --           819,876
                                                            ------------      ------------
     Dilutive potential common
     shares ..........................................         1,831,010         4,633,484
                                                            ------------      ------------
  Denominator for earnings per
     share-diluted - adjusted
     weighted-average shares
     and assumed conversions .........................        31,692,546        26,097,456
                                                            ============      ============
Earnings per share-- basic ...........................      $       0.24      $       0.10
                                                            ============      ============
Earnings per share-- diluted .........................      $       0.22      $       0.09
                                                            ============      ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the Financial Statements and the related Notes thereto included in this Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Forward Looking Statements". We disclaim any obligation to update information contained in any forward-looking statement.

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

        Our network is composed of specialized SS7 switches, sophisticated computers and databases strategically located across the country. These elements interconnect our customers and all of the largest U.S. telecommunications carriers through leased lines. As of March 31, 2000, our network served more than 700 network customers, including incumbent local exchange carriers, competitive local exchange carriers, long distance companies, wireless telecommunications providers and Internet service providers.

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

        - clearinghouse services that facilitate payments among telecommunications carriers; and

        -       network usage software applications.

        Our SS7 network connectivity, switching and transport services provide telecommunications carriers access to the signaling networks of nearly the entire U.S. public-switched telecommunications infrastructure through a single source. Once connected, customers use our network to route and complete voice and data transmissions and access related and complementary services and applications available from us or from third-party vendors. Once a customer is connected to our network, we continue to provide support services to maintain and upgrade its connection on a 24 hour a day, seven day a week basis.

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

        The table below indicates the portion of our revenues attributable to network services, clearinghouse services and network usage software applications for the three months ended March 31, 2000 and 1999, together with the percentage change in revenues.


                                        THREE MONTHS ENDED MARCH 31,
                               -------------------------------------------
                                  2000           1999            % CHANGE
                               ----------      ----------       ----------
                                           ($ IN THOUSANDS)
Network services ........      $   27,657      $   19,833               39%
Clearinghouse services ..           1,315           1,539              (15)
Network usage software
  applications ..........             270             231               17
                               ----------      ----------
                               $   29,242      $   21,603               35%
                               ==========      ==========


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

        The table below indicates our expenses for the three months ended March 31, 2000 and 1999, together with the percentage change in expenses.


                                     THREE MONTHS ENDED MARCH 31,
                               ----------------------------------------
                                  2000             1999        % CHANGE
                               ----------       ----------     --------
                                            ($ IN THOUSANDS)
Carrier costs ...........      $    5,950      $    6,519           (9)%
Operating ...............           7,033           5,743           22
Selling, general and
   administrative .......           3,499           2,894           21
Depreciation and
   amortization .........           2,986           2,498           20
                               ----------       ----------
                               $   19,468      $   17,654           10%
                               ==========       ==========


RESULTS OF OPERATIONS

        The table below indicates the results of our operations expressed as a percentage of total revenues. The historical results are not necessarily indicative of results to be expected for any future period.


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ----------------------------
                                                    2000              1999
                                                 ----------        ----------
Revenues:
  Network services ........................              95%               92%
  Clearinghouse services ..................               4                 7
  Network usage software applications .....               1                 1
                                                 ----------        ----------
     Total revenues .......................             100               100
Expenses:
  Carrier costs ...........................              20                30
  Operating ...............................              24                27
  Selling, general and administrative .....              12                13
  Depreciation and amortization ...........              10                12
                                                 ----------        ----------
     Total expenses .......................              66                82
                                                 ----------        ----------
Operating income ..........................              34                18
Interest income ...........................               6                 1
Interest expense ..........................              (1)               (2)
                                                 ----------        ----------
Income before income taxes ................              39                17
Income tax provision ......................              15                 6
                                                 ----------        ----------
Net income ................................              24%               11%
                                                 ==========        ==========


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES

        Network services. Network services revenues, comprised of revenues from network connectivity, which includes message switching and transport, and intelligent network services, increased by $7.9 million, or 39%, to $27.7 million for the three months ended March 31, 2000 ("2000") from $19.8 million for the three months ended March 31, 1999 ("1999"). These increases were due to increased customer connections and signaling across our network, substantial growth in queries processed in the line information, caller identification or calling name delivery and toll-free databases, and the continued nationwide rollout of local number portability.

        Network connectivity revenues increased by $3.7 million, or 34%, to $14.4 million in 2000 from $10.7 million in 1999. Intelligent network services revenues increased by $4.2 million, or 45%, to $13.3 million in 2000 from $9.1 million in 1999. These increases reflect the overall growth in our customer base and higher caller information services volume as we obtained access to additional caller information maintained in third-party databases. The remainder of these increases was due to continued growth in local number portability, which is expected to slow for the year ending December 31, 2000, due to competitive pricing pressures for database access.

        Clearinghouse services. Clearinghouse services revenues decreased by $0.2 million, or 15%, to $1.3 million in 2000 from $1.5 million in 1999 due to a continued decline in the number of messages processed. Although the clearinghouse industry continues to experience some residual negative impact from slamming and cramming activity, we expect this to stabilize.

        Network usage software applications. Network usage software applications revenues were comparable in 2000 and 1999. Revenues in both periods were comprised of maintenance fees.

EXPENSES

        Carrier costs. Carrier costs decreased by $0.5 million, or 9%, to $6.0 million in 2000 from $6.5 million in 1999. Carrier costs decreased as network capacity has been leveraged to support increasing revenues, and network growth has allowed for the realization of volume discounts.

        Operating. Operating expenses increased by $1.3 million, or 22%, to $7.0 million in 2000 from $5.7 million in 1999. These increases resulted mainly from higher personnel expenses related to an expansion of the customer support, operations and engineering functions, increased maintenance costs for new network and systems hardware and software, and database access costs related to toll-free calling revenues.

        Selling, general and administrative. Selling, general and administrative expenses increased by $0.6 million, or 21%, to $3.5 million in 2000 from $2.9 million in 1999. These increases were primarily due to increased incentive compensation expenses and costs associated with being a public company, including annual report publication and increased professional services expenses.

        Depreciation and amortization. Depreciation and amortization expenses increased by $0.5 million, or 20%, to $3.0 million in 2000 from $2.5 million in 1999. These increases reflect the significant investment made in the last two years for network monitoring and data collection hardware and software, database applications, and signal transfer point switches.

        Interest income. Interest income increased by $1.6 million to $1.8 million in 2000 from $0.2 million in 1999. The increase reflects increased interest income generated by the investment of $78.3 million of net proceeds from our mid-October 1999 initial public offering and earnings from higher cash balances generated from operations beginning in mid-1999.

        Interest expense. Interest expense decreased by $0.2 million, or 43%, to $0.2 million in 2000 from $0.4 million in 1999. The decrease reflects savings from the conversion of the redeemable subordinated debentures in October 1999, partially offset by increased interest expense from capital leases completed in mid-1999.

        Income taxes. Income tax expense increased by $2.9 million, or 202%, to $4.3 million in 2000 from $1.4 million in 1999, due to increased income, an effective tax rate of 38.0% in both years.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have relied on a combination of cash generated from operations, commercial borrowings, vendor financing and the issuance of equity securities to fund our operations and capital needs. Currently, our operating activities generate positive cash flows. We anticipate continued high levels of investment in our infrastructure over the next several years to manage increased network volumes, to enhance customer support systems and to continue to improve network and service reliability. Additionally, we anticipate continued investments in the development and acquisition of new services and products related to our network, database and clearinghouse services in order to address changing markets and customer needs.

        Our working capital (current assets in excess of current liabilities) was $113.3 million at March 31, 2000. Our cash and cash equivalent balances included $7.4 million required as working capital to service our clearinghouse services customers. Clearinghouse funds are received and disbursed on a monthly basis. The growth in working capital of $7.6 million from $105.7 million at

December 31, 1999, reflects increased cash balances for clearinghouse customers as well as increases in available-for-sale securities and accounts receivable, decreases in accounts payable and due to customers, offset by an increase in income taxes payable.

        Our property and equipment acquisitions were $1.9 million in the quarter ended March 31, 2000, and $12.8 million for the year ended December 31, 1999. Expenditures for property and equipment were primarily for network equipment to expand capacity and enhance reliability, including network monitoring equipment and local number portability service-related assets. We anticipate capital expenditures of approximately $23.1 million for the remainder of 2000. These investments will support new product introductions such as OSS mediation where we have chosen a platform, are in the process of developing the offering, and expect to launch service in August.

        At March 31, 2000, we had a secured line of credit expiring August 15, 2001 with Rural Telephone Finance Cooperative ("RTFC") that permits us, subject to certain conditions, to borrow up to $7.3 million, not to exceed 80% of accounts receivable. There were no borrowings against this line of credit at that date. Additionally, at March 31, 2000, we had $3.8 million of unused loan facilities established or committed with RTFC, expiring in the years 2000 and 2001. Long-term secured notes payable to RTFC were $6.8 million at March 31, 2000, with various maturity dates ranging from August 2000 to March 2015.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition, measurement, and reporting of derivatives and hedging activities and is effective for Illuminet's year ending December 31, 2001. Illuminet anticipates that the adoption of this new accounting standard will not have a material impact on Illuminet's consolidated financial statements, but continues to evaluate that impact. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This summarized certain areas of the staff's views in applying generally accepted accounting principles as it applies to revenue recognition. Illuminet believes that its revenue recognition principles comply with SAB 101. Illuminet will continue to evaluate interpretations of SAB 101.

FORWARD LOOKING STATEMENTS

        Certain information included in this document may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements of historical facts, that address activities, events or developments that Illuminet intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by Illuminet's management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to our ability to provide reliable services, ability of third-party communications infrastructure suppliers to maintain operational integrity of our connections and to continue to provide and expand service to us, our ability to efficiently and cost effectively acquire and integrate complementary businesses and technologies, continued acceptance of our SS7 network and the telecommunications market's continuing use of SS7 technology, and our ability to attract and retain employees with requisite skills to execute our growth plans. All written and oral forward looking statements made in connection with this Form 10-Q which are attributable to Illuminet or persons acting on its behalf are expressly qualified in their entirety by "Risk Factors" and other cautionary statements and disclosures regarding Illuminet's business included herein and in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2000.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risks relate primarily to changes in interest rates. We are exposed to this risk in two specific ways. First, we have debt outstanding. Our secured notes payable to RTFC, which were $6.8 million at March 31, 2000 and $7.5 million at December 31, 1999, had a variable interest rate, which exposed our income statement and cash flows to changes in interest rates. The rate of these secured notes is based on the lender's cost of funds. We also have a variable rate revolving line of credit for up to $7.3 million that has not been used. The interest rate on this line of credit is based on the prevailing bank prime rate plus a margin of one and one-half percent per year. The lender may, at its discretion, fix a lower rate from time to time. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 1999, our net income and cash flows would decrease by an immaterial amount.

        The second component of interest rate risk involves the short-term investment of excess cash. Such risk affects fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. We had securities available-for-sale of $80.8 million at March 31, 2000 and $79.7 million at December 31, 1999, which represent the investment of our initial public offering net proceeds. Available-for-sale securities are primarily comprised of commercial paper, and provided earnings of $1.0 million in 1999, or approximately $4.0 million on an annualized basis.

                                     PART II

ITEM 1: LEGAL PROCEEDINGS

        We are a party to various legal proceedings arising in the ordinary course of business. We do not believe that those claims, individually or combined, will have a material adverse effect on our business, financial condition or operating results.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)None.

        (b) None.

        (c) None.

        (d) We expect to use the net offering proceeds from our October 1999 initial public offering, Registration Statement No. 333-85779, effective October 7, 1999, to fund potential acquisitions, to develop new and improved services, to maintain and expand our network and for general corporate purposes. To date, none of the net proceeds from the initial public offering has been disbursed.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the first quarter of 2000.

ITEM 5: OTHER INFORMATION

        None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

        Exhibit 27 - Financial Data Schedule

        (b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ILLUMINET HOLDINGS, INC.

Date:  May 10, 2000          By: /s/Daniel E. Weiss
                                 --------------------------------------------
                                 Daniel E. Weiss,
                                 Chief Financial Officer, Secretary
                                 (Principal Financial and Accounting Officer)