Form 10-Q
period 2000-06-30
ILLUMINET HOLDINGS INC
filed 2000-08-14
CIK 1002119

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         COMMISSION FILE NUMBER 0-27555

                            ILLUMINET HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware                                                          36-4042177
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)

              4501 Intelco Loop, Lacey, Washington                                               98503
            (Address of principal executive office)                                           (Zip code)

                                 (360) 493-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 1, 2000, 31,851,303 shares of Common Stock, $0.01 par value per share were outstanding.

                            ILLUMINET HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I:      FINANCIAL INFORMATION

ITEM 1:      Financial Statements

   Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                                     1

   Consolidated Statements of Income for the three months and six months ended June 30, 2000 and 1999        2

   Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999                     3

   Notes to Consolidated Financial Statements - June 30, 2000                                                4

ITEM 2:      Management's Discussion and Analysis of Financial Condition and Results of Operations           9

ITEM 3:      Quantitative and Qualitative Disclosures about Market Risk                                     21

PART II:     OTHER INFORMATION

ITEM 1:      Legal Proceedings                                                                              22

ITEM 2:      Changes in Securities and Use of Proceeds                                                      22

ITEM 3:      Defaults Upon Senior Securities                                                                22

ITEM 4:      Submission of Matters to a Vote of Security Holders                                            22

ITEM 5:      Other Information                                                                              22

ITEM 6:      Exhibits and Reports on Form 8-K                                                               22

SIGNATURES                                                                                                  23

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                            ILLUMINET HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                JUNE 30,              DECEMBER 31,
                                                                                  2000                    1999
                                                                                ---------               ---------
                                     ASSETS

Current assets:
  Cash and cash equivalents ......................................              $  24,540               $  24,223
  Available-for-sale securities ..................................                 82,234                  79,738
  Accounts receivable, less allowance for doubtful accounts
     of $2,137 ($1,944 in 1999) ..................................                 34,870                  35,942
  Deferred income taxes ..........................................                  1,783                   1,783
  Prepaid expenses and other .....................................                  2,748                   2,039
                                                                                ---------               ---------
          Total current assets ...................................                146,175                 143,725
Property and equipment, net ......................................                 52,931                  51,095
Computer software product costs, less accumulated
  amortization of $2,626 ($2,345 in 1999) ........................                    233                     513
Other assets .....................................................                  1,478                   1,797
                                                                                ---------               ---------
          Total assets ...........................................              $ 200,817               $ 197,130
                                                                                =========               =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable and accrued expenses ....................              $  13,316               $  13,644
  Due to customers ...............................................                 14,938                  16,133
  Income taxes payable ...........................................                  1,597                   1,988
  Current portion of obligations under capital leases ............                  2,654                   2,653
  Current portion of long-term debt ..............................                    957                   1,430
                                                                                ---------               ---------
          Total current liabilities ..............................                 33,462                  35,848
                                                                                ---------               ---------
Deferred income taxes ............................................                  5,116                   5,116
Obligations under capital leases, less current portion ...........                  3,772                   5,101
Long-term debt, less current portion .............................                  5,526                  11,478
Convertible Redeemable Preferred Stock ...........................                     --                   4,071
Stockholders' equity:
  Preferred Stock, par value $.01 per share, authorized
     100,000 shares, 4,416 shares designated as Series A, none
     outstanding and 7,000 shares designated as Series B, none
     outstanding .................................................                     --                      --
  Common Stock, par value $.01 per share, authorized
     150,000,000 shares, issued and outstanding 31,835,303
     (4,485,000 in 1999) .........................................                    318                      57
  Class A Common Stock, par value $.01 per share, authorized
     7,200,000 shares, none outstanding (6,344,134 in 1999) ......                     --                      63
  Common Stock Warrants ..........................................                     --                   1,521
  Additional paid-in capital .....................................                106,494                 105,560
  Deferred stock-based compensation ..............................                 (3,263)                 (3,885)
  Retained earnings ..............................................                 49,392                  32,200
                                                                                ---------               ---------
          Total stockholders' equity .............................                152,941                 135,516
                                                                                ---------               ---------
          Total liabilities and stockholders' equity .............              $ 200,817               $ 197,130
                                                                                =========               =========

                            ILLUMINET HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                              JUNE 30,                                    JUNE 30,
                                                  ----------------------------------          ----------------------------------
                                                      2000                  1999                  2000                  1999
                                                  ------------          ------------          ------------          ------------
Revenues:
  Network services ......................         $     34,290          $     25,433          $     67,234          $     48,748
  Clearinghouse services ................                1,449                 1,513                 2,764                 3,052
  Network usage software applications ...                  518                   271                   788                   502
                                                  ------------          ------------          ------------          ------------
          Total revenues ................               36,257                27,217                70,786                52,302
Expenses:
  Carrier costs .........................                6,813                 7,515                13,325                14,460
  Operating .............................                9,612                 8,439                18,776                15,978
  Selling, general and administrative ...                5,062                 3,996                 9,950                 7,698
  Depreciation and amortization .........                3,805                 3,152                 7,448                 5,903
  Merger costs ..........................                3,353                    --                 3,353                    --
                                                  ------------          ------------          ------------          ------------
          Total expenses ................               28,645                23,102                52,852                44,039
                                                  ------------          ------------          ------------          ------------
Operating income ........................                7,612                 4,115                17,934                 8,263

Interest income .........................                1,871                   150                 3,671                   428
Interest expense ........................                 (385)                 (532)                 (756)               (1,016)
                                                  ------------          ------------          ------------          ------------
Income before income taxes ..............                9,098                 3,733                20,849                 7,675

Income tax provision ....................                4,851                 1,396                 9,319                 2,888
                                                  ------------          ------------          ------------          ------------
Net income ..............................         $      4,247          $      2,337          $     11,530          $      4,787
                                                  ============          ============          ============          ============
Earnings per share -- basic .............         $       0.13          $       0.09          $       0.36          $       0.19
                                                  ============          ============          ============          ============
Earnings per share -- diluted ...........         $       0.12          $       0.08          $       0.33          $       0.16
                                                  ============          ============          ============          ============
Weighted-average common shares -- basic .           31,189,663            22,719,619            31,151,949            22,718,151
                                                  ============          ============          ============          ============
Weighted-average common shares -- diluted           33,548,112            27,935,313            33,530,380            27,893,165
                                                  ============          ============          ============          ============

                            ILLUMINET HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                --------------------------
                                                                                  2000              1999
                                                                                --------          --------
Operating activities:
  Net income ..........................................................         $ 11,530          $  4,787
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .......................................            7,448             5,903
  Stock-based compensation expense ....................................              571               170
  Deferred income taxes ...............................................               --             1,312
  Change in:
     Accounts receivable ..............................................            1,072            (4,220)
     Trade accounts payable and accrued expenses ......................             (719)           (1,396)
     Due to customers .................................................           (1,195)              (23)
     Other ............................................................             (390)              171
                                                                                --------          --------
  Net cash provided by operating activities ...........................           18,317             6,704
                                                                                --------          --------
Investing activities:
  Purchase of investments .............................................           (2,496)               --
  Capital purchases ...................................................           (9,004)           (5,040)
                                                                                --------          --------
     Net cash used in investing activities ............................          (11,500)           (5,040)
                                                                                --------          --------
Financing activities:
  Proceeds from issuance of notes payable .............................            3,303             5,358
  Proceeds from issuance of Common Stock ..............................            1,253                10
  Principal payments on notes payable and capital leases ..............          (11,056)           (8,632)
                                                                                --------          --------
     Net cash used in financing activities ............................           (6,500)           (3,264)
                                                                                --------          --------
Net increase (decrease) in cash and cash equivalents ..................              317            (1,600)
Cash and cash equivalents at:
  Beginning of period .................................................           24,223            13,589
                                                                                --------          --------
  End of period .......................................................         $ 24,540          $ 11,989
                                                                                ========          ========
Supplemental cash flow disclosure:
  Income taxes paid ...................................................         $  9,660          $  2,577
                                                                                ========          ========
  Interest paid, net ..................................................         $    812          $    740
                                                                                ========          ========
  Capital acquisitions financed through capital leases ................         $     --          $  2,530
                                                                                ========          ========

  Dividends and accretion on Convertible Redeemable
      Preferred Stock .................................................         $    427          $    414
                                                                                ========          ========

                            ILLUMINET HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

        Illuminet Holdings, Inc. and its wholly-owned subsidiaries Illuminet, Inc. and National Telemanagement Corporation (collectively referred to as "the Company") are engaged in the business of developing, managing and marketing a Signaling System 7 ("SS7") network and related products and services based on SS7 technology to the entire telecommunications marketplace. SS7 is a telecommunications industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access, and caller identification. Additionally, the Company provides advanced database services, prepaid wireless account management and unregistered wireless roaming services, billing-and-collection services, calling card services, and network usage software applications to a range of telephone companies as well as interexchange carriers, operator service providers and other telecommunications companies and providers of telecommunications services.

        The Company has its corporate headquarters and a portion of its operations located in Lacey, Washington; a network control center and related operations located in Overland Park, Kansas; a prepaid wireless account management services center in Dallas, Texas; and additional SS7 Signal Transfer Points located in Rock Hill, South Carolina; Mattoon, Illinois; Las Vegas, Nevada; Akron, Pennsylvania, and Waynesboro, Virginia.

        Illuminet Holdings, Inc. (formerly USTN Holdings, Inc. through May 1997) and Illuminet, Inc. (formerly USTN Services, Inc. through May 1997) were incorporated in the State of Delaware on August 2, 1995.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of the Company as of June 30, 2000 and for the three months and six months ended June 30, 2000 and 1999 presented in this Form 10-Q are unaudited, and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of its operations and its cash flows for each period presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results. These consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2000.

        On June 30, 2000, pursuant to a Merger Agreement dated June 12, 2000 among Illuminet Holdings, Inc., Illuminet Telemanagement, Inc., a wholly-owned subsidiary of the Company, and National Telemanagement Corporation ("NTC"), Illuminet Telemanagement, Inc. merged with and into NTC. NTC, which has its entire operations in Dallas, Texas, develops, markets, and provides a variety of telecommunications services including prepaid wireless account management and unregistered wireless roaming services to the wireless telephone industry. These services are provided to telecommunications carriers throughout North America and the Caribbean.

        In connection with the merger, the Company issued 1,888,944 shares of common stock in exchange for all outstanding preferred stock and common stock of NTC and assumed all outstanding options of NTC, resulting in the issuance of options to purchase up to 80,297 shares of the Company's common stock. This transaction has been accounted for as a pooling-of-interests. These consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of NTC. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity.

CASH EQUIVALENTS

        The Company considers all highly liquid investments of operating cash, defined as funds generated from ongoing business operations, with original maturities of three months or less at purchase to be cash equivalents. Cash equivalents consist of money market funds and commercial paper that are stated at cost, which approximates fair value. At December 31, 1999, such investments included $20.3 million invested in a money market fund consisting of direct obligations of the U.S. Treasury and repurchase agreements collateralized by such obligations of the U.S. Treasury and $3.1 million invested in a fund collateralized by commercial paper investments.

AVAILABLE-FOR-SALE SECURITIES

        The Company considers the investment of the proceeds and related interest earnings from its initial public offering to be available-for-sale securities. Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. At December 31, 1999, such investments included, at market value, $69.7 million invested in commercial paper with an average of 59 days to maturity and $10.0 million invested in demand notes. There were not any gross unrealized holding gains or losses at December 31, 1999 and June 30, 2000.

ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

        One of the Company's services involves providing a clearinghouse function for toll collected by telephone companies on behalf of other telecommunications service providers. At December 31, 1999, accounts receivable included $9.0 million of such toll amounts due from telephone companies. Related amounts due to customers included $11.8 million for amounts owed to such service providers. Accounts receivable from these companies are uncollateralized; however, uncollected amounts may be offset against amounts otherwise due to service providers.

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

        When depreciable assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gains or losses on disposition are recognized in income.

        Property and equipment and liabilities under capital leases are recorded at the lower of the fair value of the asset or the present value of the minimum lease payments. Interest rates on capitalized leases are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return. Depreciation on the leased assets is included in depreciation expense, and is provided using the straight-line method over the estimated useful lives of the assets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

        Long-lived assets consist of intangible assets and certain capital assets. An impairment is considered to have occurred when the carrying value of the asset is considered not to be recoverable. The carrying value of these assets is regularly reviewed to verify that they are valued properly. When there are adverse changes in facts and circumstances that suggest that the value has been impaired, an assessment is made of future cash flows and the carrying value of the related assets will be reduced appropriately to their fair value based on current market values. When market values are not available, the fair value will be determined based on other valuation techniques such as estimated future cash flows.

REVENUE RECOGNITION

        The Company recognizes revenue as the related services are performed. Network services revenues are comprised of network connectivity revenues and intelligent network service revenues. Network connectivity revenues are derived from establishing and maintaining connection to the Company's SS7 network and trunk signaling services. Revenues from network connectivity consist primarily of monthly recurring fees, and trunk signaling services revenues are charged monthly based on the number of switches to which a customer signals. The initial connection fee and related costs are deferred and recognized over the term of the arrangement. Intelligent network services, which include calling card validation, local number portability, wireless services, toll-free database access, and caller identification are derived primarily from database administration and database query services and are charged on a per-use or per-query basis. Prepaid wireless account management services and unregistered wireless roaming services are based on the net revenue retained by the Company and recognized in the period in which such calls are processed by the Company on a per-minute or per-call basis.

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

        In 1999, the Company earned approximately 12% of its revenues from AT&T and its affiliates with no single affiliate contributing more than 7% of total revenue.

STOCK-BASED COMPENSATION

        The Company has elected to apply the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation expense for stock options is measured as the excess, if any, of the fair value of Common Stock and Class A Common Stock at the measurement date over the stock option exercise price. Statement 123 requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of applying the fair value method of Statement 123.

INCOME TAXES

        The Company provides for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized.

EARNINGS PER SHARE

        The computation of earnings per share-basic is based on net income available to common shareholders and the weighted-average number of outstanding common shares, including Class A Common Stock. The computation of earnings per share-diluted includes the dilutive effect, if any, of outstanding Series A Preferred Stock, Convertible Redeemable Preferred Stock, and convertible debentures calculated using the as if converted method, and Common Stock options, Class A Common Stock options and Common Stock Warrants calculated using the treasury stock method. Effective with Illuminet's initial public offering on October 7, 1999, all shares of outstanding Series A Preferred Stock automatically converted into common stock and all common stock outstanding immediately prior to the initial public offering was renamed to Class A Common Stock. Each share of Class A Common Stock automatically converted into four shares of Common Stock on April 5, 2000. All share and per share amounts have been restated to reflect the conversion of the Class A Common Stock into Common Stock at the beginning of each period presented.

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

SEGMENT INFORMATION

        In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"), effective for financial statements for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. The Company primarily provides services to companies in the telecommunications industry that are located throughout the United States and considers all of its operations as one segment because expenses support multiple products and services. Revenues are reported separately for network services, clearinghouse services and network usage software applications. No segment information is provided to the chief operating decision maker for expenses, operating income, total assets, depreciation, or capital purchases.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition, measurement, and reporting of derivatives and hedging activities and is effective for the Company's year ending December 31, 2000. The Company anticipates that the adoption of this new accounting standard will not have a material impact on its consolidated financial statements, but continues to evaluate that impact.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This summarized certain areas of the staff's views in applying generally accepted accounting principles as it applies to revenue recognition. The Company believes that its revenue recognition principles comply with SAB 101, but will continue to evaluate interpretations of SAB 101.

RECLASSIFICATIONS

        Certain reclassifications to the 1999 financial statements have been made to conform to the 2000 presentation.

NOTE 2. EARNINGS PER SHARE

        The following table sets forth the computation of earnings per share-basic and diluted (in thousands, except share and per share amounts):

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JUNE 30,                              JUNE 30,
                                                        --------------------------------        --------------------------------
                                                            2000                1999                2000               1999
                                                        ------------        ------------        ------------        ------------
Numerator:
  Net income ....................................       $      4,247        $      2,337        $     11,530        $      4,787
  Accretion of redemption value and
     cumulative dividends of Convertible
     Redeemable Preferred Stock .................               (202)               (207)               (404)               (414)
                                                        ------------        ------------        ------------        ------------
Numerator for earnings per share-basic --
  Income available to common stockholders .......              4,045               2,130              11,126               4,373
  Effect of dilutive securities - Debenture
     interest, net of tax .......................                 --                  94                  --                 194
                                                        ------------        ------------        ------------        ------------
  Numerator for earnings per share-diluted
     -- net income after assumed conversions ....       $      4,045        $      2,224        $     11,126        $      4,567
                                                        ============        ============        ============        ============

Denominator:
  Denominator for earnings per share-basic --
    weighted-average shares .....................         31,189,663          22,719,619          31,151,949          22,718,151
  Weighted-average effect of dilutive securities:
     Stock options ..............................          1,944,353             908,906           1,964,335             855,510
     Stock warrants .............................            414,096             414,096             414,096             414,096
     Debentures .................................                 --           3,072,816                  --           3,085,532
     Series A Stock .............................                 --             819,876                  --             819,876
                                                        ------------        ------------        ------------        ------------
     Dilutive potential common shares ...........          2,358,449           5,215,694           2,378,431           5,175,014
                                                        ------------        ------------        ------------        ------------
  Denominator for earnings per share-diluted
    - adjusted weighted-average shares and
    assumed conversions .........................         33,548,112          27,935,313          33,530,380          27,893,165
                                                        ============        ============        ============        ============
Earnings per share-- basic ......................       $       0.13        $       0.09        $       0.36        $       0.19
                                                        ============        ============        ============        ============
Earnings per share-- diluted ....................       $       0.12        $       0.08        $       0.33        $       0.16
                                                        ============        ============        ============        ============

NOTE 3. LONG-TERM DEBT

        On June 22, 2000, the Company entered into an agreement with Bank of America to provide a line of credit and capital expenditure loan facilities. The line of credit is a $10.0 million, unsecured loan with a three year term, with a one year extension available at the end of the second year. The capital expenditure facility is a $15.0 million, unsecured loan with a five year term. The loans bear interest at the lesser of the bank's prime lending rate or LIBOR plus 1.375% to 1.75%, depending on the Company's trailing twelve month earnings before interest, taxes, depreciation and amortization ("EBITDA"), and contain certain covenants.

        In connection with the line of credit agreement with Bank of America, the available borrowings under a line of credit and notes agreements with the Rural Telephone Finance Cooperative ("RTFC") were cancelled and the liens held on the Company's assets under the RTFC note agreements were released. The borrowings outstanding under the RTFC note agreements will be secured by a first trust deed on the Company's building and land located in Lacey, Washington.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and the results of our operations together with our consolidated financial statements and the notes to those financial statements included elsewhere in this 10-Q. The following discussion reflects the retroactive restatement of our accounts to reflect our transaction with National Telemanagement Corporation, which was accounted for as a pooling of interests. Except where noted, this restatement did not materially affect our historical financial condition and results of operations as it relates to our management's discussion and analysis. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Forward Looking Statements". We disclaim any obligation to update information contained in any forward-looking statement.

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

        Our SS7 network is composed of specialized SS7 switches, sophisticated computers and databases strategically located across the country. These elements interconnect our customers and all of the largest U.S. telecommunications carriers through leased lines. Our SS7 network serves more than 700 network services customers, including incumbent local exchange carriers, competitive local exchange carriers, long distance companies, wireless telecommunications providers and Internet service providers.

RECENT DEVELOPMENTS

        On June 30, 2000, we completed our transaction with National Telemanagement Corporation ("NTC"). NTC is a developer and provider of advanced applications for the wireless communications industry, including prepaid wireless account management and unregistered wireless roaming services. NTC's account management and services enable wireless network providers to offer a wide variety of features intended to control costs and manage usage, including roaming management, multiple rate plans, call blocking, account history and calling pattern monitoring. These services also allow wireless providers to instantly calculate a customer's account balance, while providing for automatic debiting and replenishment of customer accounts.

        For the year ended December 31, 1999, NTC reported net revenues of $16.1 million and net income of $630,000. Between December 31, 1998 and December 31, 1999, NTC's net revenues increased 56%, and for the quarters ended June 30, 1999 and June 30, 2000, its net revenues increased 46%. In connection with the merger, we issued 1,888,944 million shares of common stock and options to purchase up to 80,297 shares of common stock to NTC stockholders and employees. The transaction has been accounted for as a pooling of interests.

PRODUCTS AND SERVICES

        Our products and services can be grouped into three general categories:

        - network services, which includes (1) SS7 connectivity, switching and the transport of messages used to route calls and query databases, (2) intelligent network services, such as database access, including local number portability and support for roaming between carriers, and (3) prepaid wireless account management and unregistered wireless roaming services;

        - clearinghouse services that facilitate payments among telecommunications carriers; and

        -       network usage software applications.

        Our SS7 network connectivity, switching and transport services provide telecommunications carriers access to the signaling networks of nearly the entire U.S. public-switched telecommunications infrastructure through a single source. Once connected, customers use our SS7 network to route and complete voice and data transmissions and access related and complementary services and applications available from us or from third-party vendors. Once a customer is connected to our SS7 network, we continue to provide support services to maintain and upgrade its connection on a 24 hour a day, seven day a week basis.

        Intelligent network services encompass a number of database query functions, including caller identification, toll-free calling, calling card validation, local number portability and seamless wireless roaming. Each of these services uses our SS7 network to access databases, some maintained by us and others maintained by third parties.

        Prepaid wireless account management and unregistered wireless roaming services include providing a prepaid wireless billing service that charges and replenishes the customer's personal prepaid account and services that provide access to roaming for unregistered users which allows such users to debit their personal prepaid account while roaming or use an alternative payment method such as a credit card for calls without live operator intervention.

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

        Network usage software applications are commercial applications derived primarily from software we developed to create billing data for the use of our SS7 network and services. This software is licensed to carriers and allows them to create billing data to bill another carrier for use of their signaling network or their underlying public-switched telecommunications network.

REVENUES

        Our revenues primarily come from the sale of network services, including SS7 connectivity, switching and transport, the provision of intelligent network services, and the provision of prepaid wireless account management and unregistered roaming services. To a much lesser extent, we derive revenues from our clearinghouse services and network usage software applications.

        Customers generally are charged for connections to our SS7 network on a monthly "per link" basis. If we provision the network facilities that provide their connections to our network, they pay us for establishing the initial connections that link them to our network and pay a separate monthly fee to maintain those links. We generally price these connectivity links on a cost-plus basis based on our facility lease costs. In addition, customers are charged for network switching (the transmission of signaling traffic throughout the network) based on the number of switches to which they signal.

        Our intelligent network services are delivered through our SS7 network and a substantial majority of our customers purchase both SS7 network connections and intelligent network services. Our intelligent network services fall into two general categories: database administration and database query services. In addition to paying monthly fees for SS7 connectivity, our customers pay a per-use or per-query fee for database services. For example, we price local number portability service order administration on a per-ported number basis, and obtain volume-based revenue for accessing the local number portability database on a per-query basis.

        Our prepaid wireless account management services revenues are based on either a per minute basis, where we make a percentage of every minute paid for and used, or on a percentage of monthly access fees regardless of usage. The unregistered wireless roaming service revenue is based on the number of completed calls times a rate per call plus a per minute rate for call duration, net of carrier charges.

        Clearinghouse services are provided on a per message billed basis. Our revenues vary based on the number of messages provided to us by telecommunications companies and other message providers for aggregation and distribution by us to the carrier who will bill to and collect from its customers. Clearinghouse services are relatively mature, are showing a decline in the number of messages processed, and are experiencing competitive pricing pressures.

        Revenues from network usage software applications are derived from licenses of our software products and continuing software maintenance fees. These products have a long sales cycle, with each individual license normally contributing significant revenue to the product line. Therefore, these revenues may change significantly from period to period. However, new sales opportunities for these products in their current form are limited, as many of the customers in the top tier market, consisting primarily of regional Bell operating companies, have already licensed our product.

        The table below indicates the portion of our revenues attributable to network services, clearinghouse services and network usage software applications for the three months ended June 30, 2000 and 1999 and the first six months of 2000 and 1999, together with the percentage change in revenues.

                                     THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                               ----------------------------------------        -------------------------------------
                               2000          1999         % CHANGE               2000           1999        % CHANGE
                               ----          ----         --------               ----           ----        --------
                                                                  ($ IN THOUSANDS)
Network services .....       $ 34,290     $ 25,433           35%               $ 67,234       $ 48,748         38%
Clearinghouse services          1,449        1,513           (4)                  2,764          3,052         (9)
Network usage software
  applications .......            518          271           91                     788            502         57
                             --------     --------                             --------       --------
                             $ 36,257     $ 27,217           33%               $ 70,786       $ 52,302         35%
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

        - Operating expenses, which include the cost of providing network services, clearinghouse services and network usage software applications. Such costs primarily include personnel costs and hardware and software maintenance costs to monitor and maintain our network 24 hours a day, seven days a week, maintain and operate our databases, process our clearinghouse messages, and develop and maintain our network usage software applications;

        - Selling, general and administrative, which consist primarily of executive, sales and marketing and administrative personnel and professional services expense;

        - Depreciation and amortization, which relate primarily to our installed network equipment, our computer hardware and software, our corporate facilities and our network usage software applications; and

        - Merger costs reflect the direct expenses associated with the NTC transaction.

        The table below indicates our expenses for the three months ended June 30, 2000 and 1999 and the first six months of 2000 and 1999, together with the percentage change in expenses.

                                         THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
                                  ------------------------------------               --------------------------------------
                                  2000            1999        % CHANGE               2000            1999          % CHANGE
                                  ----            ----        --------               ----            ----          --------
                                                                       ($ IN THOUSANDS)
Carrier costs............       $6,813           $7,515           (9)%             $13,325          $14,460            (8)%
Operating................        9,612            8,439           14                18,776           15,978            18
Selling, general and
   administrative........        5,062            3,996           27                 9,950            7,698            29
Depreciation and
   amortization..........        3,805            3,152           21                 7,448            5,903            26
Merger costs.............        3,353               --          100                 3,353               --           100
                               -------          -------                            -------          -------
                               $28,645          $23,102           24%              $52,852          $44,039            20%
                               =======          =======                            =======          =======

RESULTS OF OPERATIONS

        The table below indicates the results of our operations expressed as a percentage of total revenues. The historical results are not necessarily indicative of results to be expected for any future period.

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                            -----------------         -----------------
                                            2000         1999         2000         1999
                                            ----         ----         ----         ----
Revenues:
  Network services ..................         95%          93%          95%          93%
  Clearinghouse services ............          4            6            4            6
  Network usage software applications          1            1            1            1
                                            ----         ----         ----         ----
     Total revenues .................        100          100          100          100
Expenses:
  Carrier costs .....................         19           28           19           28
  Operating .........................         27           31           27           30
  Selling, general and administrative         14           15           14           15
  Depreciation and amortization .....         10           11           10           11
  Merger costs ......................          9           --            5           --
                                            ----         ----         ----         ----
     Total expenses .................         79           85           75           84
                                            ----         ----         ----         ----
Operating income ....................         21           15           25           16
Interest income .....................          5            1            5            1
Interest expense ....................         (1)          (2)          (1)          (2)
                                            ----         ----         ----         ----
Income before income taxes ..........         25           14           29           15
Income tax provision ................         13            5           13            6
                                            ----         ----         ----         ----
Net income ..........................         12%           9%          16%           9%
                                            ====         ====         ====         ====

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

REVENUES

        Network services. Network services revenues, comprised of revenues from network connectivity, which includes message switching and transport, intelligent network services, and prepaid wireless and unregistered user services, increased by $8.9 million, or 35%, to $34.3 million for the three months ended June 30, 2000 from $25.4 million for the same period in 1999, and by $18.5 million, or 38%, to $67.2 million for the six months ended June 30, 2000 from $48.7 million for the same period in 1999. These increases were due to increased customer connections and signaling across our network, substantial growth in queries processed in the line information, caller identification or calling name delivery and toll-free databases, increased market penetration by our calling name delivery customers, growth in the amount of toll-free numbers, the continued rollout of local number portability, and increases in the subscriber base for prepaid wireless account management services and unregistered wireless roaming services.

        Network connectivity revenues increased by $2.6 million, or 22%, to $14.5 million for the three months ended June 30, 2000 from $11.9 million for the same period in 1999, and by $6.2 million, or 27%, to $28.8 million for the six months ended June 30, 2000 from $22.6 million for the same period in 1999. Intelligent network services revenues increased by $4.6 million, or 47%, to $14.4 million for the three months ended June 30, 2000 from $9.8 million for the same period in 1999, and by $8.8 million, or 46%, to $27.7 million for the six months ended June 30, 2000 from $18.9 million for the same period in 1999. These changes reflect the overall growth in our customer base and higher caller information services volume as we obtained access to additional caller information maintained in third-party databases. The remainder of these increases was due to continued growth in local number portability volume, offset by competitive pricing pressures for database access. Prepaid wireless account management services and unregistered wireless roaming services increased by $1.7 million, or 46%, to $5.4 million for the three months ended June 30, 2000 from $3.7 million for the same period in 1999, and by $3.5 million, or 49%, to $10.7 million for the six months ended June 30, 2000 from $7.2 million for the same period in 1999, reflecting increases in carrier customers, market coverage, and subscriber base.

Clearinghouse services. Clearinghouse services revenues decreased by $0.1 million, or 4%, to $1.4 million for the three months ended June 30, 2000 from $1.5 million for the same period in 1999, and by $0.3 million, or 9%, to $2.8 million for the six months ended June 30, 2000 from $3.1 million for the same period in 1999. The decrease was caused by a continued decline in the number of messages processed and competitive pricing pressures. Although the clearinghouse industry continues to experience some residual negative impact from interexchange carriers switching the preferred carrier information on a customer's account without the customer's knowledge or approval, and unexpected charges being billed on a customer's account, we do not expect this to have a material impact on our revenues in the future.

        Network usage software applications. Network usage software applications revenues increased by $0.2 million, or 91%, to $0.5 million for the three months ended June 30, 2000 from $0.3 million for the same period in 1999, and by $0.3 million, or 57%, to $0.8 million for the six months ended June 30, 2000 from $0.5 million for the same period in 1999. The increase was due to the recognition of licensing revenue during the three months ended June 30, 2000. New sales opportunities for these products in their current form are limited, as many of the customers in the top tier market, consisting primarily of regional Bell operating companies, have already licensed our product. Therefore, revenues may vary significantly from period to period, depending on the mix of license and maintenance fees in any given period.

EXPENSES

        Carrier costs. Carrier costs decreased by $0.7 million, or 9%, to $6.8 million for the three months ended June 30, 2000 from $7.5 million for the same period in 1999, and by $1.2 million, or 8%, to $13.3 million for the six months ended June 30, 2000 from $14.5 million for the same period in 1999. Carrier costs decreased as a percentage of revenue as network capacity has been leveraged to support increasing revenues, and network growth has allowed for the realization of volume discounts.

        Operating. Operating expenses increased by $1.2 million, or 14%, to $9.6 million for the three months ended June 30, 2000 from $8.4 million for the same period in 1999, and by $2.8 million, or 18%, to $18.8 million for the six months ended June 30, 2000 from $16.0 million for the same period in 1999. These increases resulted mainly from higher personnel expenses related to an expansion of the customer support, operations and engineering functions and increased maintenance costs for new network and systems hardware and software. During the six months ended June 30, 1999, we recorded a reserve of $1.0 million for a loss on a clearinghouse services contract. No reserves were recorded in 2000 as the issue was resolved in February 2000.

        Selling, general and administrative. Selling, general and administrative expenses increased by $1.1 million, or 27%, to $5.1 million for the three months ended June 30, 2000 from $4.0 million for the same period in 1999, and by $2.3 million, or 29%, to $10.0 million for the six months ended June 30, 2000 from $7.7 million for the same period in 1999. These increases were primarily due to increased incentive compensation expenses and costs associated with being a public company, including annual report publication and increased professional services expenses.

        Depreciation and amortization. Depreciation and amortization expenses increased by $0.6 million, or 21%, to $3.8 million for the three months ended June 30, 2000 from $3.2 million for the same period in 1999, and by $1.5 million, or 26%, to $7.4 million for the six months ended June 30, 2000 from $5.9 million for the same period in 1999. These increases reflect the significant investment made in the last two years for network monitoring and data collection hardware and software, database applications, and signal transfer point switches.

        Merger costs. Merger costs of $3.4 million for the three and six months ended June 30, 2000 reflect the direct expenses associated with the NTC transaction.

        Interest income. Interest income increased by $1.7 million, to $1.9 million for the three months ended June 30, 2000 from $0.2 million for the same period in 1999, and by $3.3 million, to $3.7 million for the six months ended June 30, 2000 from $0.4 million for the same period in 1999. The increase reflects increased interest income generated by the investment of $78.3 million of net proceeds from our mid-October 1999 initial public offering and earnings from higher cash balances generated from operations beginning in mid-1999.

        Interest expense. Interest expense decreased by $0.1 million, or 28%, to $0.4 million for the three months ended June 30, 2000 from $0.5 million for the same period in 1999, and by $0.2 million, or 26%, to $0.8 million for the six months ended June 30, 2000 from $1.0 million for the same period in 1999. These changes reflect reduced interest expense from the conversion of the redeemable subordinated debentures in October 1999, partially offset by increased interest expense from capital leases completed in late 1998 and mid-1999.

        Income taxes. Income tax expense increased by $3.5 million, or 247%, to $4.9 million, an effective tax rate of 53%, for the three months ended June 30, 2000 from $1.4 million, an effective tax rate of 37%, for the same period in 1999, and by $6.4 million, or 223%, to $9.3 million, an effective tax rate of 45%, for the six months ended June 30, 2000 from $2.9 million, an effective tax rate of 38%, for the same period in 1999. These increases were driven by our increase in income and the effects of the NTC acquisition costs, which are not tax deductible.

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

        Our working capital (current assets in excess of current liabilities) was $112.7 million at June 30, 2000. Our cash and cash equivalent balances included $8.5 million required as working capital to service our clearinghouse services customers. Clearinghouse funds are received and disbursed on a monthly basis. The growth in working capital of $4.8 million, or 4%, from $107.9 million at December 31, 1999, reflects the increase in available-for-sale securities attributable to interest earnings and decreased payables related to our clearinghouse services function.

        Our property and equipment acquisitions were $9.0 million for the first six months of 2000. Expenditures for property and equipment are primarily for network equipment to expand capacity and enhance reliability, including network monitoring equipment and local number portability service-related assets. We currently anticipate additional capital expenditures of approximately $16.0 million in the remainder of 2000. These investments will support new product introductions such as mediation services where we have chosen a platform, are in the process of developing the offering, and expect to launch service in September.

        On June 22, 2000, we entered into an agreement with Bank of America to provide a $10 million unsecured line of credit and $15 million unsecured capital expenditure facility. The line of credit has a three year term, with a one year extension available at the end of the second year. There were no outstanding balances on either loan facility at June 30, 2000. The capital expenditure facility has a five year term. The Rural Telephone Finance Cooperative will continue to provide the mortgage financing for our headquarters facility, secured by a first trust deed on our building and land located in Lacey, Washington. Long-term secured notes payable to the Cooperative were $6.5 million at June 30, 2000, with various maturity dates including $0.7 million due June 2001, with the remainder due in June 2010 and March 2015.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition, measurement, and reporting of derivatives and hedging activities and is effective for our year ending December 31, 2001. We anticipate that the adoption of this new accounting standard will not have a material impact on our consolidated financial statements, but we continue to evaluate that impact. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This summarized certain areas of the staff's views in applying generally accepted accounting principles as it applies to revenue recognition. We believe that our revenue recognition principles comply with SAB 101. We will continue to evaluate interpretations of SAB 101.

FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this document, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or expected future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terms such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

        Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We will not update forward-looking statements.

        You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include our competitive environment, economic and other conditions in the markets in which we operate, changes in or developments under laws, regulations, licensing requirements or telecommunications standards, and cyclical and seasonal fluctuations in our operating results. All written and oral forward-looking statements made in connection with this Form 10-Q which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by "Risks and Uncertainties" and other cautionary statements and disclosures regarding our business included herein.

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

        From time to time, we experience outages of our services. For example, on two occasions, once in 1997 and once in 1998, flaws in third-party software caused network outages that disrupted the ability of our customers to connect through our network to other parts of the U.S. telecommunications system. As a result of these outages, some of our customers reduced their usage of our network. More recently, in June of this year, several of our customers in the Northeast region of the United States experienced a similar disruption when a road maintenance crew cut a carrier's fiber cable bundle that contained multiple links servicing our two pairs of signal transfer points to our SS7 network in that region. Because several of these links were routed by the carrier through the severed cable bundle, the redundant design of our network did not prevent a service interruption. Our emergency response procedures were immediately activated. To date, no customers have indicated that this outage will affect their continued relationship with us, although they may do so in the future. At other times we have experienced minor, customer specific outages which have not had a material adverse impact on our customer relations.

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

        Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional partners on seven of the 11 mated pairs of SS7 signal transfer points that comprise our network. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether or not those third parties will upgrade or improve their equipment.

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

        - acquiring intellectual property which may be subject to various challenges from others in the telecommunications industry;

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

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OUR SS7 NETWORK AND THE
TELECOMMUNICATIONS MARKET'S CONTINUING USE OF SS7 TECHNOLOGY.

        Our future growth depends on the commercial success and reliability of our SS7 network. Our SS7 network is a vital component of our intelligent network services, which have been an increasing source of revenue for us. Our business will suffer if our target customers do not use our SS7 network. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced SS7-based or delivered products and services. We are not certain that our target customers will choose our particular SS7 network solution or continue to use our SS7 network. In the future, we may not be successful in marketing our SS7 network or any new or enhanced products or services.

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

        In addition, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. Specifically, we centralize a large portion of our technical operations in geographic areas in which competition for technical talent is intense, due to the existence of competing employers seeking employees with similar sets of skills. Our continued success depends on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Failure to do so may adversely affect our ability to expand our network and enhance our products and services.

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

        We sell our products and services primarily to traditional telecommunications companies. Many emerging companies are providing convergent Internet protocol-based telecommunications services. Our future revenues and profits will depend, in part, on our ability to provide products and services to these Internet protocol-based telephony providers.

THE MARKET FOR SS7 NETWORK SERVICES AND RELATED PRODUCTS IS INTENSELY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE SIGNIFICANT ADVANTAGES THAT COULD ADVERSELY AFFECT OUR BUSINESS.

        We compete in markets that are intensely competitive and rapidly changing. Increased competition could result in fewer customer orders, reduced gross margins and loss of market share, any of which could harm our business. We face competition from large, well-funded regional providers of SS7 network services and related products, such as regional Bell operating companies, GTE and Southern New England Telephone, a unit of SBC Communications. Our prepaid wireless account management and unregistered user services face competition from Boston Communications Group, Priority Call, Subscriber Computing and Brite Voice. We are aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with us. We anticipate continued growth of competition in the telecommunications industry and the entrance of new competitors into our business. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Many of our current and potential competitors have significantly more employees and greater financial, technical, marketing and other resources than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, many of our current and potential competitors have greater name recognition and more extensive customer bases that they can use to their advantage.

OUR ACQUISITION OF NTC, OUR ONLY ACQUISITION TO DATE, MAY NOT RESULT IN THE BENEFITS WE EXPECT AND MAY ADVERSELY AFFECT OUR BUSINESS IF WE DO NOT SUCCESSFULLY INTEGRATE NTC.

        On June 30, 2000, we acquired NTC which is our only acquisition to date. We cannot guarantee that we will realize the benefits, strategic objectives, operating advantages, new product and service enhancements or cost savings that we expect. The integration of two businesses requires substantial management time and other resources, and the combined entity is not always more successful than the businesses would have been if they had remained independent. For example, we could find it difficult to combine the management teams and operations of the two businesses. In addition, the efforts we expend to integrate the two businesses may detract from the day-to-day operation of our core business which could have an adverse impact on our financial condition.

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

        Customer implementation currently requires participation by our order management and our engineering and operations groups, each of which has limited resources. Some customers may also require us to develop costly customized features or capabilities, which increase our costs and consume a disproportionate share of our limited customer service and support resources. Also, we typically charge a one-time flat rate fee for initially connecting a customer to our SS7 network and a monthly recurring flat rate fee after the connection is established. If new or existing customers have difficulty deploying our products or require significant amounts of our engineering service support, we may experience reduced operating margins. Our customers' ability to deploy our network services to their own customers and integrate them successfully within their systems depends on our customers' capabilities and the complexity involved. Difficulty in deploying those services could reduce our operating margins due to increased customer support and could cause potential delays in recognizing revenue until the services are implemented.

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

        -       enhance and expand the range of services we offer; and

        - respond to competitive pressures and potential strategic opportunities, such as investments, acquisitions and international expansion.

        We cannot assure you that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness as our competitors may provide better maintained networks or offer an expanded range of services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

        We have a non-exclusive agreement with Agilent to sell our network usage software applications. The agreement may be terminated with limited notice by either party without cause or penalty. In the past, we have received significant revenues under this agreement. There is no guarantee that Agilent will continue to market our network usage software applications. If this relationship is terminated or materially changes, we would be required to devote substantial new resources to the distribution, sales and marketing, implementation and support of our network usage software applications and our efforts may not be as effective as those of Agilent.

THERE IS A LIMITED MARKET FOR OUR EXISTING NETWORK USAGE SOFTWARE APPLICATIONS.

        We derive only a small portion of our revenues from sales and maintenance of our network usage software applications. Current users of these software products include most of the regional Bell operating companies, as well as other large telecommunications carriers. With initial market sales essentially completed, our ability to derive additional revenue from our network usage software applications is limited, unless we can develop new derivative products.

WE PAY COMMISSIONS TO WIRELESS CARRIERS FOR EACH AMERICAN ROAMING NETWORK SERVICE CALL THAT USES CARRIERS' NETWORKS REGARDLESS OF WHETHER WE ARE ABLE TO COLLECT REVENUE FOR THAT CALL.

        Our American Roaming Network service uses the networks of wireless carriers to complete calls for unregistered users, and we pay those carriers a fee for calls completed over their networks. We generally bill unregistered users for these calls through their local exchange carrier, and the local exchange carrier in turn remits the amounts collected for these calls to us. If the local exchange carriers do not collect these amounts from a customer, we do not receive revenue for calls made by that customer but are nonetheless obligated to pay a fee to the wireless carrier for that customer's calls. Local exchange carriers have generally failed to collect fees on about 10% of the calls billed through local exchange carriers.

OUR CERTIFICATE OF INCORPORATION, BYLAWS, STOCKHOLDER RIGHTS PLAN AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER.

        Provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions of our certificate of incorporation and bylaws:

        - establish a classified board of directors, of which only a portion of the total number of directors will be elected at each annual meeting;

        - authorize the board to issue preferred stock with substantial voting rights; and

        -       prohibit cumulative voting in the election of directors.

        In addition, we have a stockholder rights plan that could significantly discourage, delay or prevent a merger or acquisition. The rights become exercisable if a person or group acquires or makes a tender offer for more than 20% of our outstanding common stock. If any of those events occurs, each right entitles the holder (other than the acquiror) to purchase for $150 our common stock or, in some instances, stock of the acquiring entity, that would be worth $300. The rights expire on November 20, 2008, unless we redeem them earlier.

        We have also chosen to be subject to Section 203 of the Delaware General Corporation Law, which prevents a stockholder of more than 15% of a company's voting stock from entering into certain business combinations with that company.

OUR COMMON STOCK PRICE MAY BE VOLATILE.

        In recent years, the market for stock in technology, telecommunications and computer companies has been highly volatile. Since our initial public offering in October 1999, our stock price has been at a low of $25.50 and a high of $94.00 per share. The price of our common stock may be volatile and may continue to fluctuate due to factors such as:

        - actual or anticipated fluctuations in quarterly and annual results;

        -       announcements of technological innovations;

        -       introduction of new services;

        - mergers and strategic alliances in the telecommunications industry;

        -       changes in government regulation; and

        - shifts in investor preference among investment choices and industries.

FUTURE SALES BY EXISTING STOCKHOLDERS COULD CAUSE THE PRICE OF COMMON STOCK TO DECLINE.

        Sales of a large number of shares of our common stock in the public market could adversely affect the price for our common stock and impair our ability to raise capital. The 1,888,944 shares of common stock issued in the NTC merger are subject to certain registration rights which allow for registration of at least 50% of the shares in late October, 2000, with the remainder eligible for registration one year from then. Currently, officers and the board of directors of the Company, and certain NTC shareholders are prohibited from trading of our common stock because of pooling-of-interests restrictions. These restrictions, affecting approximately 6.8 million shares of our stock, will end in late October. The remainder of our shares are freely tradable without restriction or further registration under federal securities laws.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

        Our market risks relate primarily to changes in interest rates. We are exposed to this risk in two specific ways. First, we have debt outstanding. Our secured notes payable to RTFC, which were $6.5 million at June 30, 2000 and $7.5 million at December 31, 1999, have a variable interest rate, which exposed our earnings and cash flows to changes in interest rates. The rate of these secured notes is based on the lender's cost of funds. We also have a $10.0 million unsecured line of credit and a $15.0 million unsecured capital expenditure facility with Bank of America with a variable interest rate based on LIBOR. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2000, our net income and cash flows would decrease by an immaterial amount.

        The second component of interest rate risk involves the short-term investment of excess cash. Such risk affects fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. We had securities available-for-sale of $82.2 million at June 30, 2000 and $79.7 million at December 31, 1999, which represent the investment of our initial public offering net proceeds. Available-for-sale securities are primarily comprised of commercial paper, and provided earnings of $1.0 million in 1999, or approximately $4.0 million on an annualized basis.

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

ITEM 2: Changes in Securities and Use of Proceeds

        (a) None.

        (b) None.

        (c) On June 30, 2000, we issued 1,888,944 shares of common stock in connection with the merger with National Telemanagement Corporation. The issuance was deemed exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D. The recipients of securities under this Rule 506 transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in this transaction. All recipients either received adequate information about the registrant or had access through employment or other relationships, to such information.

        No underwriters were involved in the sale of the foregoing securities.

        (d) Illuminet's registration statement (File No. 333-85779) under the Securities Act of 1933, as amended, for its initial public offering became effective on October 7, 1999.

ITEM 3: Defaults Upon Senior Securities

        None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders held on May 5, 2000, the following numbers of votes were cast for the matters indicated:

1. Proposal to elect Roger H. Moore and Aubrey E. Judy to the Board of Directors until the 2003 annual meeting:

                                                                           BROKER
NOMINEE                       FOR       AGAINST    WITHHELD    ABSTAIN    NON-VOTE
-------                       ---       -------    --------    -------    --------
Roger H. Moore             22,873,750      0       264,386        0           0
Aubrey E. Judy             22,873,750      0       264,386        0           0


2.      Proposal to approve the Company's Employee Stock Purchase Plan:

                                                                           BROKER
                              FOR       AGAINST    WITHHELD    ABSTAIN    NON-VOTE
                              ---       -------    --------    -------    --------
                           21,382,200   1,019,310     0        106,971    629,655

ITEM 5: Other Information

    None.

ITEM 6: Exhibits and Reports on Form 8-K

(a)     EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

        Exhibit 2 - Agreement and Plan of Merger dated as of June 12, 2000 among Illuminet Holdings, Inc., Illuminet Telemanagement, Inc. and National Telemanagement Corporation. (Incorporated by reference from the Company's Current Report on Form 8-K, filed July 14, 2000).

        Exhibit 10.1 - Employment Agreement with Mr. Lebus

        Exhibit 10.2 - Credit Agreement between Illuminet, Inc. and Bank of America, N.A., dated May 9, 2000

        Exhibit 10.3 - Guaranty Agreement executed by Illuminet Holdings, Inc. in favor of Bank of America, N.A., dated as of May 9, 2000.

        Exhibit 27 - Financial Data Schedule

(b)     REPORTS ON FORM 8-K

        On May 15, 2000, we filed a Report on Form 8-K to announce the results of our annual stockholders' meeting which was held on May 5, 2000.

        On June 14, 2000, we filed a Report on Form 8-K to announce our execution of a definitive agreement to enter into a transaction with National Telemanagement Corporation.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ILLUMINET HOLDINGS, INC.

Date:  August 14, 2000                     By:  /s/  Daniel E. Weiss
                                              ---------------------------------
                                              Daniel E. Weiss,
                                              Chief Financial Officer, Secretary
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DOCUMENT DESCRIPTION
------   --------------------
 2       Agreement and Plan of Merger dated as of June 12, 2000 among
         Illuminet Holdings, Inc., Illuminet Telemanagement, Inc. and National
         Telemanagement Corporation. (Incorporated by reference from the
         Company's Current Report on Form 8-K, filed July 14, 2000).

10.1     Employment Agreement with Mr. Lebus

10.2 Credit Agreement between Illuminet, Inc. and Bank of America, N.A., dated May 9, 2000

10.3     Guaranty Agreement executed by Illuminet Holdings, Inc. in favor of
         Bank of America, N.A., dated as of May 9, 2000.

27       Financial Data Schedule