Form 10-Q
period 2000-09-30
ILLUMINET HOLDINGS INC
filed 2000-11-13
CIK 1002119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 1, 2000, 31,989,197 shares of Common Stock, $0.01 par value per share were outstanding.

                            ILLUMINET HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I:      FINANCIAL INFORMATION

ITEM 1:      Financial Statements
   Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999........................... 1
   Consolidated Statements of Income for the three months and nine months ended
     September 30, 2000 and 1999........................................................................ 2
   Consolidated Statements of Cash Flows for the nine months ended September 30,
     2000 and 1999...................................................................................... 3
   Notes to Consolidated Financial Statements - September 30, 2000...................................... 4

ITEM 2:      Management's Discussion and Analysis of Financial Condition and Results
             of Operations.............................................................................. 6

ITEM 3:      Quantitative and Qualitative Disclosures about Market Risk.................................12

PART II:     OTHER INFORMATION

ITEM 1:      Legal Proceedings..........................................................................13

ITEM 2:      Changes in Securities and Use of Proceeds..................................................13

ITEM 3:      Defaults Upon Senior Securities............................................................13

ITEM 4:      Submission of Matters to a Vote of Security Holders........................................13

ITEM 5:      Other Information..........................................................................13

ITEM 6:      Exhibits and Reports on Form 8-K...........................................................13

SIGNATURES..............................................................................................14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                            ILLUMINET HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                         2000           1999
                                                                                     -------------   ------------
                                                  ASSETS

Current assets:
  Cash and cash equivalents ....................................................      $  28,550       $  24,223
  Available-for-sale securities ................................................         83,207          79,738
  Accounts receivable, less allowance for doubtful accounts
     of $2,197 ($1,944 in 1999) ................................................         39,409          35,942
  Deferred income taxes ........................................................          1,683           1,783
  Prepaid expenses and other ...................................................          2,906           2,039
                                                                                      ---------       ---------
          Total current assets .................................................        155,755         143,725
Property and equipment, net ....................................................         59,151          51,095
Computer software product costs, less accumulated
  amortization of $2,766 ($2,345 in 1999) ......................................             93             513
Other assets ...................................................................          1,574           1,797
                                                                                      ---------       ---------
          Total assets .........................................................      $ 216,573       $ 197,130
                                                                                      =========       =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable and accrued expenses ..................................      $  15,365       $  13,644
  Due to customers .............................................................         16,610          16,133
  Income taxes payable .........................................................          1,313           1,988
  Current portion of obligations under capital leases ..........................          2,667           2,653
  Current portion of long-term debt ............................................            802           1,430
                                                                                      ---------       ---------
          Total current liabilities ............................................         36,757          35,848
                                                                                      ---------       ---------
Deferred income taxes ..........................................................          4,966           5,116
Obligations under capital leases, less current portion .........................          3,094           5,101
Long-term debt, less current portion ...........................................          6,263          11,478
Convertible Redeemable Preferred Stock .........................................             --           4,071
Stockholders' equity:
  Preferred Stock, par value $.01 per share, authorized 100,000 shares, 4,416 shares designated as Series A, none outstanding and 7,000 shares designated
     as Series B, none outstanding .............................................             --              --
  Common Stock, par value $.01 per share, authorized
     150,000,000 shares, issued and outstanding 31,943,203
     (4,485,000 in 1999) .......................................................            319              57
  Class A Common Stock, par value $.01 per share, authorized
     7,200,000 shares, none outstanding (6,344,134 in 1999) ....................             --              63
  Common Stock Warrants ........................................................             --           1,521
  Additional paid-in capital ...................................................        114,956         105,560
  Deferred stock-based compensation ............................................         (3,031)         (3,885)
  Retained earnings ............................................................         53,249          32,200
                                                                                      ---------       ---------
          Total stockholders' equity ...........................................        165,493         135,516
                                                                                      ---------       ---------
          Total liabilities and stockholders' equity ...........................      $ 216,573       $ 197,130
                                                                                      =========       =========

                            ILLUMINET HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                               -------------------------------       -------------------------------
                                                   2000               1999               2000               1999
                                               ------------       ------------       ------------       ------------
Revenues:
  Network services ......................      $     37,059       $     29,027       $    104,293       $     77,775
  Clearinghouse services ................             1,470              1,540              4,234              4,592
  Network usage software applications ...             3,064                271              3,852                773
                                               ------------       ------------       ------------       ------------
          Total revenues ................            41,593             30,838            112,379             83,140

Expenses:
  Carrier costs .........................             6,798              7,845             20,123             22,305
  Operating .............................            10,713              8,832             29,489             24,810
  Selling, general and administrative ...             5,716              4,443             15,666             12,141
  Depreciation and amortization .........             4,057              3,530             11,505              9,433
  Merger costs ..........................                --                 --              3,353                 --
                                               ------------       ------------       ------------       ------------
          Total expenses ................            27,284             24,650             80,136             68,689
                                               ------------       ------------       ------------       ------------

Operating income ........................            14,309              6,188             32,243             14,451
Interest income .........................             1,882                293              5,553                721
Interest expense ........................              (259)              (634)            (1,015)            (1,650)
                                               ------------       ------------       ------------       ------------
Income before income taxes ..............            15,932              5,847             36,781             13,522
Income tax provision ....................             5,986              2,225             15,305              5,113
                                               ------------       ------------       ------------       ------------
Net income ..............................      $      9,946       $      3,622       $     21,476       $      8,409
                                               ============       ============       ============       ============
Earnings per share -- basic .............      $       0.31       $       0.15       $       0.67       $       0.34
                                               ============       ============       ============       ============
Earnings per share -- diluted ...........      $       0.30       $       0.13       $       0.63       $       0.29
                                               ============       ============       ============       ============
Weighted-average common shares -- basic .        31,873,701         22,726,139         31,394,289         22,720,843
                                               ============       ============       ============       ============
Weighted-average common shares -- diluted        33,677,898         28,414,306         33,543,619         28,066,764
                                               ============       ============       ============       ============

                            ILLUMINET HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         -----------------------
                                                                                           2000           1999
                                                                                         --------       --------
Operating activities:
  Net income ......................................................................      $ 21,476       $  8,409

  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ...................................................        11,505          9,433
  Stock-based compensation expense ................................................           848            387
  Deferred income taxes ...........................................................           (50)         2,180

  Change in:
     Accounts receivable ..........................................................        (3,467)        (4,748)
     Trade accounts payable and accrued expenses ..................................         1,721          2,654
     Due to customers .............................................................           477         (1,723)
     Other ........................................................................           574           (531)
                                                                                         --------       --------
  Net cash provided by operating activities .......................................        33,084         16,061
                                                                                         --------       --------

Investing activities:
  Purchase of investments .........................................................        (3,469)            --
  Capital purchases ...............................................................       (19,141)        (9,739)
                                                                                         --------       --------
     Net cash used in investing activities ........................................       (22,610)        (9,739)
                                                                                         --------       --------

Financing activities:
  Proceeds from issuance of notes payable .........................................         4,103          9,111
  Proceeds from issuance of Common Stock ..........................................         1,689             98
  Principal payments on notes payable and capital leases ..........................       (11,939)       (11,030)
                                                                                         --------       --------
     Net cash used in financing activities ........................................        (6,147)        (1,821)
                                                                                         --------       --------
Net increase in cash and cash equivalents .........................................         4,327          4,501

Cash and cash equivalents at:
  Beginning of period .............................................................        24,223         13,589
                                                                                         --------       --------
  End of period ...................................................................      $ 28,550       $ 18,090
                                                                                         ========       ========

Supplemental cash flow disclosure:
  Income taxes paid ...............................................................      $ 13,798       $  3,272
                                                                                         ========       ========
  Interest paid ...................................................................      $  1,069       $  1,118
                                                                                         ========       ========
  Capital acquisitions financed through capital leases ............................      $     --       $  2,530
                                                                                         ========       ========
  Dividends and accretion on Convertible Redeemable Preferred Stock ...............      $    404       $    621
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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements of the Company as of September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999 presented in this Form 10-Q are unaudited, and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of its operations and its cash flows for each period presented. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results. These consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2000.

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

NOTE 2. EARNINGS PER SHARE

       The following table sets forth the computation of earnings per share-basic and diluted (in thousands, except share and per share amounts):

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                       ------------------------------       -------------------------------
                                                           2000              1999               2000               1999
                                                       ------------      ------------       ------------       ------------
Numerator:
  Net income ....................................      $      9,946      $      3,622       $     21,476       $      8,409
  Accretion of redemption value and
     cumulative dividends of Convertible
     Redeemable Preferred Stock .................                --              (207)              (404)              (621)
                                                       ------------      ------------       ------------       ------------
Numerator for earnings per share-basic --
  Income available to common stockholders .......             9,946             3,415             21,072              7,788
  Effect of dilutive securities -- Debenture
     interest, net of tax .......................                --               179                 --                291
                                                       ------------      ------------       ------------       ------------
  Numerator for earnings per share-diluted
     -- net income after assumed conversions ....      $      9,946      $      3,594       $     21,072       $      8,079
                                                       ============      ============       ============       ============

Denominator:
  Denominator for earnings per share-basic --
    weighted-average shares .....................        31,873,701        22,726,139         31,394,289         22,720,843

  Weighted-average effect of dilutive securities:
     Stock options ..............................         1,804,197         1,408,015          1,874,274          1,039,681
     Stock warrants .............................                --           414,096            275,056            414,096
     Debentures .................................                --         3,046,180                 --          3,072,268
     Series A Stock .............................                --           819,876                 --            819,876
                                                       ------------      ------------       ------------       ------------
     Dilutive potential common shares ...........         1,804,197         5,688,167          2,149,330          5,345,921
                                                       ------------      ------------       ------------       ------------
  Denominator for earnings per share-diluted
    - adjusted weighted-average shares and
    assumed conversions .........................        33,677,898        28,414,306         33,543,619         28,066,764
                                                       ============      ============       ============       ============

Earnings per share-- basic ......................      $       0.31      $       0.15       $       0.67       $       0.34
                                                       ============      ============       ============       ============
Earnings per share-- diluted ....................      $       0.30      $       0.13       $       0.63       $       0.29
                                                       ============      ============       ============       ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       You should read the following discussion and analysis of our financial condition and the results of our operations together with our consolidated financial statements and the notes to those financial statements included elsewhere in this 10-Q. The following discussion reflects the retroactive restatement of our accounts to reflect our transaction with National Telemanagement Corporation, which was accounted for as a pooling-of-interests. Except where noted, this restatement did not materially affect our historical financial condition and results of operations as it relates to our management's discussion and analysis. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Forward Looking Statements". We disclaim any obligation to update information contained in any forward-looking statement.

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

       - clearinghouse services that facilitate payments among telecommunications carriers; and

       -      network usage software applications.

       Our SS7 network connectivity, switching and transport services provide telecommunications carriers access to the signaling networks of nearly the entire U.S. public-switched telecommunications infrastructure through a single source. Once connected, customers use our SS7 network to route and complete voice and data transmissions and access related and complementary services and applications available from us or from third-party vendors. Once a customer is connected to our SS7 network, we continue to provide support services to maintain and upgrade its connection on a 24 hours a day, seven day a week basis.

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

       The table below indicates the portion of our revenues attributable to network services, clearinghouse services and network usage software applications for the three months ended September 30, 2000 and 1999 and the first nine months of 2000 and 1999, together with the percentage change in revenues.

                                  THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                            -----------------------------------------       ---------------------------------------
                               2000           1999           % CHANGE         2000           1999          % CHANGE
                            ---------      ---------         --------       ---------      ---------       --------
                                                                ($ IN THOUSANDS)
Network services .....      $  37,059      $  29,027              28%       $ 104,293      $  77,775          34%
Clearinghouse services          1,470          1,540              (5)           4,234          4,592          (8)
Network usage software
  applications .......          3,064            271           1,031            3,852            773         398
                            ---------      ---------                        ---------      ---------
                            $  41,593      $  30,838              35%       $ 112,379      $  83,140          35%
                            =========      =========                        =========      =========

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

       The table below indicates our expenses for the three months ended September 30, 2000 and 1999 and the first nine months of 2000 and 1999, together with the percentage change in expenses.

                                              THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------     ----------------------------------------
                                           2000          1999            % CHANGE       2000          1999            % CHANGE
                                         ---------     ---------         --------     ---------     ---------         --------
                                                                           ($ IN THOUSANDS)
Carrier costs .....................      $  6,798      $  7,845            (13)%      $ 20,123      $ 22,305            (10)%
Operating .........................        10,713         8,832             21          29,489        24,810             19
Selling, general and
   administrative .................         5,716         4,443             29          15,666        12,141             29
Depreciation and
   amortization ...................         4,057         3,530             15          11,505         9,433             22
Merger costs ......................            --            --             --           3,353            --            100
                                         --------      --------                       --------      --------
                                         $ 27,284      $ 24,650             11%       $ 80,136      $ 68,689             17%
                                         ========      ========                       ========      ========

RESULTS OF OPERATIONS

       The table below indicates the results of our operations expressed as a percentage of total revenues. The historical results are not necessarily indicative of results to be expected for any future period.

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                       ------------------       -----------------
                                                        2000        1999        2000        1999
                                                        ----        ----        ----        ----
Revenues:
  Network services ...............................        89%         94%         93%         94%
  Clearinghouse services .........................         4           5           4           5
  Network usage software applications ............         7           1           3           1
                                                        ----        ----        ----        ----
     Total revenues ..............................       100         100         100         100
Expenses:
  Carrier costs ..................................        16          25          18          27
  Operating ......................................        26          29          26          30
  Selling, general and administrative ............        14          14          14          15
  Depreciation and amortization ..................        10          12          10          11
  Merger costs ...................................        --          --           3          --
                                                        ----        ----        ----        ----
     Total expenses ..............................        66          80          71          83
                                                        ----        ----        ----        ----
Operating income .................................        34          20          29          17
Interest income ..................................         5           1           5           1
Interest expense .................................        (1)         (2)         (1)         (2)
                                                        ----        ----        ----        ----
Income before income taxes .......................        38          19          33          16
Income tax provision .............................        14           7          14           6
                                                        ----        ----        ----        ----
Net income .......................................        24%         12%         19%         10%
                                                        ====        ====        ====        ====

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

       Network services. Network services revenues, comprised of revenues from network connectivity, which includes message switching and transport, intelligent network services, and prepaid wireless and unregistered user services, increased by $8.1 million, or 28%, to $37.1 million for the three months ended September 30, 2000 from $29.0 million for the same period in 1999, and by $26.5 million, or 34%, to $104.3 million for the nine months ended September 30, 2000 from $77.8 million for the same period in 1999. These increases were due to increased customer connections and signaling across our network, substantial growth in queries processed in our caller identification or calling name delivery and toll-free databases, increased market penetration by our calling name delivery customers, growth in the amount of toll-free numbers, the continued rollout of local number portability, and increases in the subscriber base for prepaid wireless account management services and unregistered wireless roaming services.

       Network connectivity revenues increased by $1.6 million, or 12%, to $15.0 million for the three months ended September 30, 2000 from $13.4 million for the same period in 1999, and by $7.8 million, or 22%, to $43.8 million for the nine months ended September 30, 2000 from $36.0 million for the same period in 1999. Intelligent network services revenues increased by $5.4 million, or 46%, to $17.0 million for the three months ended September 30, 2000 from $11.6 million for the same period in 1999, and by $14.2 million, or 46%, to $44.7 million for the nine months ended September 30, 2000 from $30.5 million for the same period in 1999. These changes reflect the overall growth in our customer base and higher caller information services volume as we obtained access to additional caller information maintained in third-party databases. The remainder of these increases was due to continued growth in local number portability volume, offset by competitive pricing pressures for local number database access. Prepaid wireless account management services and unregistered wireless roaming services increased by $1.1 million, or 26%, to $5.1 million for the three months ended September 30, 2000 from $4.0 million for the same period in 1999, and by $4.5 million, or 41%, to $15.8 million for the nine months ended September 30, 2000 from $11.3 million for the same period in 1999, reflecting increases in carrier customers, geographic market coverage, and subscriber base.

       Clearinghouse services. Clearinghouse services revenues decreased 5% to slightly less than $1.5 million for the three months ended September 30, 2000 from slightly more than $1.5 million for the same period in 1999, and by $0.4 million, or 8%, to $4.2 million for the nine months ended September 30, 2000 from $4.6 million for the same period in 1999. The decrease was caused by a continued decline in the number of messages processed and competitive pricing pressures. Although the clearinghouse industry continues to experience some residual negative impact from interexchange carriers switching the preferred carrier information on a customer's account without the customer's knowledge or approval, and unexpected charges being billed on a customer's account, we do not expect this to have a material impact on our revenues in the future. In 2000, clearinghouse services revenues for the three months ended September 30, 2000 were slightly higher than either of the three month periods ended March 31, 2000 or June 30, 2000.

       Network usage software applications. Network usage software applications revenues increased by $2.8 million, to $3.1 million for the three months ended September 30, 2000 from $0.3 million for the same period in 1999, and by $3.1 million, or 398%, to $3.9 million for the nine months ended September 30, 2000 from $0.8 million for the same period in 1999. The increase was due to the recognition of $2.8 million of licensing revenue during the three months ended September 30, 2000. New sales opportunities for these products in their current form are limited, as many of the customers in the top tier market, consisting primarily of regional Bell operating companies, have already licensed our product. Therefore, revenues may vary significantly from period to period, depending on the mix of license and maintenance fees in any given period.

EXPENSES

       Carrier costs. Carrier costs decreased by $1.0 million, or 13%, to $6.8 million for the three months ended September 30, 2000 from $7.8 million for the same period in 1999, and by $2.2 million, or 10%, to $20.1 million for the nine months ended September 30, 2000 from $22.3 million for the same period in 1999. Carrier costs decreased as a percentage of revenue as our network capacity has been leveraged to support increasing revenues, and our network growth has allowed for the realization of volume discounts.

       Operating. Operating expenses increased by $1.9 million, or 21%, to $10.7 million for the three months ended September 30, 2000 from $8.8 million for the same period in 1999, and by $4.7 million, or 19%, to $29.5 million for the nine months ended September 30, 2000 from $24.8 million for the same period in 1999. These increases resulted mainly from higher personnel expenses related to an expansion of our customer support, operations and engineering functions and increased maintenance costs for new network and systems hardware and software. During the three and nine months ended September 30, 1999, we recorded reserves of $0.8 million and $1.8 million, respectively, for a loss on a clearinghouse services contract. This issue was resolved in February 2000 with no additional expense incurred.

       Selling, general and administrative. Selling, general and administrative expenses increased by $1.3 million, or 29%, to $5.7 million for the three months ended September 30, 2000 from $4.4 million for the same period in 1999, and by $3.6 million, or 29%, to $15.7 million for the nine months ended September 30, 2000 from $12.1 million for the same period in 1999. These increases were primarily due to increased incentive compensation expenses and costs associated with being a public company, including annual report publication and increased professional services expenses.

       Depreciation and amortization. Depreciation and amortization expenses increased by $0.6 million, or 15%, to $4.1 million for the three months ended September 30, 2000 from $3.5 million for the same period in 1999, and by $2.1 million, or 22%, to $11.5 million for the nine months ended September 30, 2000 from $9.4 million for the same period in 1999. These increases reflect the significant investment made in the last two years for network monitoring and data collection hardware and software, database applications, and signal transfer point switches.

       Merger costs. Merger costs of $3.4 million for the nine months ended September 30, 2000 reflect the direct expenses associated with the NTC transaction.

       Interest income. Interest income increased by $1.6 million, to $1.9 million for the three months ended September 30, 2000 from $0.3 million for the same period in 1999, and by $4.9 million, to $5.6 million for the nine months ended September 30, 2000 from $0.7 million for the same period in 1999. The increase reflects increased interest income generated by the investment of $78.3 million of net proceeds from our mid-October 1999 initial public offering and earnings from higher cash balances generated from operations beginning in mid-1999.

       Interest expense. Interest expense decreased by $0.3 million, or 59%, to $0.3 million for the three months ended September 30, 2000 from $0.6 million for the same period in 1999, and by $0.7 million, or 38%, to $1.0 million for the nine months ended September 30, 2000 from $1.7 million for the same period in 1999. These changes reflect reduced interest expense from the conversion of the redeemable subordinated debentures in October 1999 and retirement of the NTC debt on June 30, 2000, partially offset by increased interest expense from capital leases completed in mid-1999.

       Income taxes. Income tax expense increased by $3.8 million, or 169%, to $6.0 million, an effective tax rate of 38%, for the three months ended September 30, 2000 from $2.2 million, an effective tax rate of 38%, for the same period in 1999, and by $10.2 million, or 199%, to $15.3 million, an effective tax rate of 42%, for the nine months ended September 30, 2000 from $5.1 million, an effective tax rate of 38%, for the same period in 1999. These increases were driven by our increase in income and the effects of the NTC acquisition costs, which are not tax deductible.

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

       Our working capital (current assets in excess of current liabilities) was $119.0 million at September 30, 2000. Our cash and cash equivalent balances included $9.4 million required as working capital to service our clearinghouse services customers. Clearinghouse funds are received and disbursed on a monthly basis. The growth in working capital of $11.1 million, or 10%, from $107.9 million at December 31, 1999, reflects increased cash related to operating receipts and available-for-sale securities attributable to interest earnings.

       Our property and equipment acquisitions were $19.1 million for the first nine months of 2000. Expenditures for property and equipment are primarily for network equipment to expand capacity and enhance reliability, including network monitoring equipment and local number portability service-related assets. We currently anticipate total capital expenditures of approximately $25.0 million for 2000. These investments will support new product introductions such as mediation services where we have chosen a platform, are in the process of developing the offering, and expect to launch service in the fourth quarter of 2000.

       On June 22, 2000, we entered into an agreement with Bank of America to provide a $10 million unsecured line of credit and $15 million unsecured capital expenditure facility. The line of credit has a three year term, with a one year extension available at the end of the second year. The capital expenditure facility has a five year term. No draws were taken on the unsecured line and $0.8 million was outstanding on the capital expenditure facility at September 30, 2000. The Rural Telephone Finance Cooperative will continue to provide the mortgage financing for our headquarters facility, secured by a first trust deed on our building and land located in Lacey, Washington. Long-term secured notes payable to the Cooperative were $6.3 million at September 30, 2000, with various maturity dates including $0.7 million due September 2001, with the remainder due in September 2010 and March 2015.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We have appointed a team to implement SFAS 133 for the Company. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on Illuminet's consolidated results of operations, financial position or cash flows. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This summarized certain areas of the staff's views in applying generally accepted accounting principles as it applies to revenue recognition. We believe that our revenue recognition principles comply with SAB 101. We will continue to evaluate interpretations of SAB 101.

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

       Forward-looking statements involve risks, uncertainties and assumptions. You should understand that there are certain important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements, including but not limited to the following:

       -      Our ability to provide reliable services;

       -      The impact of any network outages;

       - The ability of third party communications infrastructure suppliers to maintain operational integrity of our connections and to continue to provide and expand service to us;

       - Our ability to effectively and cost efficiently acquire and integrate complimentary businesses and technologies;

       - Continued acceptance of our SS7 network and the telecommunications market's continuing use of SS7 technology;

       - Our ability to attract and retain employees with requisite skills to execute our growth plans; and

       - Intense competition in the market for SS7 services and pricing pressures caused by competition and industry consolidation.

       For additional discussion of the principal factors that may cause actual results to be different, please refer to our Form 10-Q for the quarter ended June 30, 2000, which was filed with the SEC on August 14, 2000. You should not put undue reliance on any forward-looking statements. We will not update forward-looking statements.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

       Our market risks relate primarily to changes in interest rates. We are exposed to this risk in two specific ways. First, we have debt outstanding. Our secured notes payable to RTFC, which were $6.3 million at September 30, 2000 and $7.5 million at December 31, 1999, have a variable interest rate, which exposed our earnings and cash flows to changes in interest rates. The rate of these secured notes is based on the lender's cost of funds. We also have a $10.0 million unsecured line of credit and a $15.0 million unsecured capital expenditure facility with Bank of America with a variable interest rate based on LIBOR. At September 30, 2000, $0.8 million was outstanding on the unsecured capital expenditure facility. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2000, our net income and cash flows would decrease by an immaterial amount.

       The second component of interest rate risk involves the short-term investment of excess cash. Such risk affects fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. We had securities available-for-sale of $83.2 million at September 30, 2000 and $79.7 million at December 31, 1999, which represent the investment of our initial public offering net proceeds. Available-for-sale securities are primarily comprised of commercial paper, and provided earnings of $1.0 million in 1999, or approximately $4.0 million on an annualized basis.

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

       (c) None.

       (d) Illuminet's registration statement (File No. 333-85779) under the Securities Act of 1933, as amended, for its initial public offering became effective on October 7, 1999.

ITEM 3: Defaults Upon Senior Securities

       None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

       None.

ITEM 5: Other Information

       None.

ITEM 6: Exhibits and Reports on Form 8-K

(a) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

       Exhibit 27 - Financial Data Schedule

(b) REPORTS ON FORM 8-K

    On July 14, 2000, we filed a Report on Form 8-K to announce the completion of our transaction with National Telemanagement Corporation.

    On September 12, 2000, we filed a Report on Form 8-K to announce the termination of our secondary stock offering.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ILLUMINET HOLDINGS, INC.

Date:  November 13, 2000         By: /s/  Daniel E. Weiss
                                    --------------------------------------------
                                    Daniel E. Weiss,
                                    Chief Financial Officer, Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                     DOCUMENT DESCRIPTION
-------                     --------------------
  27                        Financial Data Schedule