Form 10-K
period 2000-12-31
ILLUMINET HOLDINGS INC
filed 2001-03-09
CIK 1002119

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing price on January 31, 2001 of $26.38 per share, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $680,422,479 for Common Stock.

     At January 31, 2001, 32,163,301 shares of Common Stock, $0.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III, Items 10, 11, 12 and 13 are incorporated by reference from the Illuminet Holdings, Inc. Proxy Statement related to the Annual Meeting of Stockholders to be held on May 4, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ILLUMINET HOLDINGS, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    3
Item 2.   Properties..................................................   21
Item 3.   Legal Proceedings...........................................   21
Item 4.   Submission of Matters to a Vote of Security Holders.........   21

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   22
Item 6.   Selected Consolidated Financial Data........................   23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   25
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   31
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   31

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   32
Item 11.  Executive Compensation......................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   32
Item 13.  Certain Relationships and Related Transactions..............   32

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   32
Signatures............................................................   33
Index to Consolidated Financial Statements and Supplementary Data.....  F-1
Exhibit Index.........................................................  E-1

                                     PART I

ITEM 1: BUSINESS

     In this annual report, "we," "us" or "Illuminet" refers to Illuminet Holdings, Inc., together with its predecessors and subsidiaries, including National Telemanagement Corporation, unless the context requires otherwise.

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

     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include our ability to provide reliable services, the impact of any network outages, the ability of third party communications infrastructure suppliers to maintain operational integrity of our connections and to continue to provide and expand service to us, our ability to effectively and cost efficiently acquire and integrate complimentary businesses and technologies, continued acceptance of our SS7 network and the telecommunications market's continuing use of SS7 technology, our ability to attract and retain employees with requisite skills to execute our growth plans, intense competition in the market for SS7 services and pricing pressures caused by competition and industry consolidation. All written and oral forward-looking statements made in connection with this Form 10-K which are attributable to Illuminet or persons acting on its behalf are expressly qualified in their entirety by "Risks and Uncertainties" and other cautionary statements and disclosures regarding our business included herein.

OVERVIEW

     We operate the largest unaffiliated SS7 network in the United States and are a leading provider of complementary intelligent network and SS7 services to telecommunications carriers. Connection to our network gives carriers access to the system of signaling networks of nearly the entire U.S. public-switched telecommunications infrastructure through a single source. The provision of SS7 network services is our primary focus and we are not affiliated with any telecommunications carrier. Additionally, we operate a separate IP-based network that we use for the delivery of some of our wireless services.

     SS7 is the industry standard used by almost every switched telephone network operator in the United States and Canada to identify available network routes and designate the circuits to be used for each individual telephone call. SS7 networks also provide access to intelligent network services, such as caller identification, calling card validation and other specialized database access functions, all of which are performed in the seconds it takes to complete a call. SS7 networks are specialized packet-switched data networks that provide these control functions and services in parallel with separate voice networks. Recently, we have taken the initial steps to integrate Internet-protocol network functionality with our SS7 network capabilities to serve Internet protocol-based carriers.

     Through our networks, we provide:

     - SS7 connectivity, switching and transport;

     - intelligent network services, including calling name delivery, local number portability and support for roaming between wireless carriers and various other specialized database services; and

     - prepaid wireless account management and unregistered wireless roaming services.

     Also, we serve the telecommunications industry with:

     - clearinghouse services to facilitate payment among telecommunications carriers; and

     - network usage software applications.

     Our SS7 network is composed of specialized SS7 switches, sophisticated computers and databases strategically located across the country. These elements interconnect our customers and all of the largest U.S. telecommunications carriers through leased lines. Our network serves incumbent local exchange carriers, competitive local exchange carriers, long distance companies, wireless telecommunications providers and Internet service providers

     Our SS7 network today consists of 13 mated pairs of SS7 signal transfer points, which are specialized switches that manage SS7 signaling, and into which our customers connect via leased lines. We own six pairs and lease capacity on seven pairs of SS7 signal transfer points from regional partners. The combination of these regional partner signaling transfer points with our own provides us with one of the most extensive inter-carrier SS7 networks in the United States.

     Our wireless account management network has over 200 locations at our customers' mobile telephone switching offices in over 900 markets in the United States. In locations where we do not have equipment servicing a mobile telephone switching office, we utilize remote switching units to link to our network.

     Overall, we provide services, including intelligent network services and wireless account management services, to over 800 customers.

COMPETITIVE STRENGTHS

     Our competitive strengths include:

     - Single source to SS7 network and intelligent network services. We provide our customers cost-effective connectivity to the signaling networks of nearly the entire U.S. public-switched telecommunications infrastructure and an array of network-enabled services through a single source. We believe most of our customers choose not to build in-house SS7 networks due to the significant capital and technical expertise required to install and manage necessary SS7 connections with the largest U.S. telecommunications carriers.

     - Established customer relationships based on independence and neutrality. As the largest non-carrier affiliated SS7 network provider, we have fostered business relationships with AT&T, WorldCom, Sprint, all of the regional Bell operating companies, many major competitive local exchange carriers and a significant number of wireless operators, independent telephone companies and interexchange carriers. Our customers consider the subscriber information we manage for them to be confidential, and we believe that our independence and neutrality significantly enhance our attractiveness as a provider of outsourced SS7 services. In addition, our established relationships provide us with the opportunity to sell additional services to a broad base of customers while limiting our dependence on any single customer. We believe that the need for such broad relationships poses a significant barrier to entry for other potential SS7 service providers.

     - Proven business model with stable and recurring revenue streams. Our networks provide us with a profitable base of recurring service revenue. We believe this recurring revenue stream gives us greater clarity as to our projected financial performance and future capital needs and significantly enhances our planning processes. We also believe that the costs incurred by a carrier in moving to a competitor's SS7 network are relatively high, further strengthening the stability of our revenue base.

     - Ability to leverage our existing SS7 network platform to offer new and innovative services. Our SS7 network design is advanced and flexible, which enables us to rapidly add services to our existing offerings with limited service disruptions or additional costs. We have added and expect to continue to add new services which we believe will complement the services we currently provide to existing customers, and therefore increase revenues per customer, as well as help us add new customers.

     - Ability to leverage our OSS interconnection services platform to provide additional services. We believe our OSS interconnection services platform and established interfaces with multiple carriers to facilitate communication among their back office or operational support systems ("OSS"), will enable us to provide additional services to existing customers and to attract new customers. Because of the complexity of establishing intercarrier interfaces, we believe there is a growing need for outsourced OSS mediation and that we are well equipped to provide these services. The platform is currently being tested by certain potential customers.

     - Positioned to be the SS7 service provider of choice to Internet protocol-based carriers. As one of the largest providers of outsourced SS7 and intelligent network services in the United States, we are strategically positioned to provide those services to emerging Internet protocol-based carriers who must access existing public-switched telecommunications networks to serve their rapidly growing customer bases. Emerging packet-based carriers need access to the signaling-based services that are used by traditional circuit-based telecommunications providers. By working with manufacturers, such as Cisco, Lucent, Tachion, IPCELL, Telica and ipVerse, to test the interoperability of their equipment with our SS7 call set-up and tear down service (ISUP), we have positioned ourselves to provide these signaling-based services to these new communications providers. Our SS7 expertise also allows us to offer services to Internet service providers who choose to use SS7-based signaling to offer more efficient and cost-effective service to their customers.

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

     - Provide new services to help differentiate our customers from their competitors. The competitive nature of the telecommunications industry requires providers to offer enhanced services to maintain existing or attract new customers. Many of these enhanced services are implemented through the SS7-based intelligent network. We intend to continue to deliver new and enhanced services and applications that will enable our customers to broaden their service offerings and improve their market position.

     - Generate additional revenue through our SS7 network usage measurement capabilities. We will seek to use our proprietary network usage software applications and related expertise to develop services to monitor usage of customers' networks and capture usage pattern data. The hardware and software investments we have made to capture data elements contained in SS7 signaling messages give us the ability to gather valuable information about telephone calls facilitated by our network. In many cases, we can obtain more information about calling patterns and interactions with other networks from our SS7 network than any single carrier can on its own. We are developing services that will enable our customers to use this information to more efficiently operate their networks and develop targeted marketing plans.

     - Become the preferred provider of SS7-based services to emerging Internet protocol-based carriers. We believe that providing carrier-class intelligent network capabilities is one of the biggest challenges facing emerging Internet protocol-based carriers. We have worked with hardware providers, including Cisco, Lucent, Tachion, IPCELL, Telica and ipVerse, to test the interoperability of new SS7-related equipment with our ISUP service for emerging Internet protocol-based carriers. Our core competencies of database management and signaling-based communications position us well to offer services similar to our existing offerings in an Internet protocol-based network. As one of our initial steps in developing services for these Internet protocol-based network providers, we offer signaling capabilities to Internet service providers that help them to improve service quality by reducing congestion on their networks while lowering their costs. Additionally, we have acquired and will deploy Tekelec's IP7 Secure Gateways that will provide signaling for call routing and intelligent services across and between SS7 and IP networks, and allow IP-based telecommunications carriers to connect to our SS7 network via IP connections rather than over SS7-based A-links. We also have implemented ipVerse's ControlSwitch in our network that will allow our customers to take advantage of IP-based signaling services that we will develop in the future. We intend to pursue additional opportunities to provide intelligent network capabilities using emerging Internet protocol-based technologies.

     - Develop and market interconnection services. We are currently testing with certain potential customers our OSS interconnection service that is planned to meet the growing demand for interface between carriers to execute complex transactions. We intend to initially focus on existing customers before expanding to new customers. We believe that our interconnection service will be more attractive to carriers than the alternative of developing their own interfaces with other carriers.

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

OUR HISTORY

     We were formed as U.S. Intelco and began operations in 1981. Our original mission was to maintain the independent telephone company customer records for AT&T. Throughout the 1980s, we expanded our service portfolio with the addition of clearinghouse and revenue administration services for telecommunications carriers.

     In the late 1980's the industry began to transition to SS7 technology. We capitalized on this shift to SS7 in 1989 by forming a subsidiary to develop and maintain an SS7 network for independent telephone companies that needed SS7 capabilities but lacked the expertise or resources to develop their own network. We continued to develop intelligent network services that use SS7 technology, including line information database services, toll-free number database services and local number portability.

     Illuminet Holdings, Inc. is a Delaware corporation. Our principal executive offices are located at 4501 Intelco Loop, S.E., Lacey, Washington 98503.

THE TELECOMMUNICATIONS INDUSTRY

     Historically, telecommunications carriers operated in a highly regulated environment with little or no competition. Recently, governments worldwide have begun to deregulate the telecommunications industry in order to reduce costs and improve service. Deregulation has encouraged the emergence of many new telecommunications carriers and increased competition. New entrants to the global telecommunications landscape include:

     - competitive long distance and local exchange carriers;

     - competitors to government post, telephone and telegraph companies outside the United States;

     - wireless carriers;

     - resellers, such as calling card providers; and

     - Internet service providers.

     Deregulation has also opened specific service opportunities to competition, such as the provision of toll-free number database services, line information database services, local number portability and intercarrier mediation services.

     Increased competition in the telecommunications industry is forcing carriers to differentiate themselves by providing advanced, value-added services. Examples of these services include personal toll-free numbers, prepaid calling cards, caller identification, real time billing validation, customized routing and billing and voice messaging. Carriers in a growing number of markets are also being required to provide local number portability, which enables a customer to change local telephone service providers without changing its telephone number. Providing these services requires SS7 connectivity and simultaneous database access through an SS7 network.

     Telecommunications networks have also significantly increased in complexity in order to accommodate the functionality requirements of these value-added services, such as local number portability, which was mandated in 1996 by the FCC to be implemented beginning in 1999 for wireline carriers and in 2002 for wireless carriers. These intelligent networks allow for various functions to be distributed flexibly throughout the network. For example, intelligent network functions enable carriers to deploy advanced services on computer systems separate from the switching systems that connect their customers. The computer system is accessed through the SS7 network, reducing cost and increasing quality of customer service.

     The growth of intelligent networks, coupled with a significant increase in demand for telecommunications and Internet-related data services, has resulted in corresponding demand for telecommunications infrastructure and advanced networking technologies. Telecommunications carriers must provide the very highest quality and reliability of service to remain competitive.

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

NETWORK SERVICES -- CONNECTIVITY, SWITCHING AND TRANSPORT

     Our network services provide carriers with:

     - connectivity to SS7 networks throughout the United States via access to our network at any of thirteen signal transfer point mated pairs located throughout the country;

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

     Through our SS7 network, we offer high-speed access to all of the line information databases in the United States for seamless, nationwide access to subscriber information. We also manage and operate our own database containing over 32 million line information records. Our SS7 network and database access allow carriers to deliver, in fractions of a second, seamless access to subscriber information through our access agreements with all databases in the country, for purposes such as validating calling card, collect and third party billed calls.

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

     OSS Interconnection Services. We have developed and are currently testing with certain potential customers, an OSS interconnection service to enable our customers to overcome the significant complexities of ordering local service elements from other carriers, such as directory services, emergency 911 service and other local connections. We believe that this interconnection service will simplify and manage the interfacing of operational support systems such as provisioning and element management among carriers that are our customers. The platform we have developed will enable us to provide additional services to our existing customers and to attract new customers. In order to establish an efficient and competitive entry point in this market we plan to phase in the implementation of this service with a number of our existing customers. We will initially focus on local service request transactions, such as pre-ordering and ordering the elements required for provisioning basic telephone service for a carrier's new customers.

     We believe that our mediation services will be more attractive to competitive local exchange carriers than the alternative of developing multiple interfaces with other carriers on their own. Negotiating and implementing an interface with another carrier can be difficult and time consuming, as a competitive local exchange carrier may need to establish an interface with several other carriers. Although there are industry efforts to standardize carrier interfaces, they vary substantially from each other and place a significant burden on competitive local exchange carriers seeking to establish these interfaces. We believe our mediation services will reduce the costs and complexities of interconnection between carriers.

     In order to complement the OSS interconnection service we have developed and are testing, we have formed an alliance with Quintessent(TM)Communications, Inc. to introduce the first full-service interconnection software and services package to deliver outsourced OSS mediation and e-commerce functionality. We believe Quintessent is a leader in developing software that makes efficient inter-carrier trading networks possible and that Quintessent's Tele.Commerce(TM) solution will allow us to provide a more complete OSS mediation service for carriers.

NETWORK SERVICES -- WIRELESS SERVICES

     Seamless Roaming. In 1993, the Cellular Telecommunications Industry Association endorsed us, for a period of five years, as the nationwide provider of IS-41 signaling in support of seamless roaming. We remain a nationwide provider of seamless roaming support using the IS-41 signaling protocol. IS-41 allows carriers to provide support for roamers visiting their service area, and for their customers when they roam outside their service area. It enables number validation inside and outside carriers' service areas by accessing our SS7 network. All U.S. wireless carriers providing subscribers with automatic call delivery and autonomous registration while roaming use IS-41 or the recently introduced GSM-MAP protocol, which we also support.

     SmartPay. SmartPay is a network-based prepaid wireless account management service offered to wireless carriers for their subscribers. SmartPay is unlike most prepaid services currently offered because it employs an "account card" in addition to a debit card. This account card allows providers to automatically debit a customer's account and to calculate how much a customer has used on his account. It also allows the customer to automatically replenish his account. The account card is a permanent account. Therefore, it reduces fraud and retail inventory risks associated with the management of traditional prepaid cards and establishes a relationship between the carrier and the wireless user. With SmartPay, wireless carriers can offer customers flexible rate plans, features and enhancements, which are comparable with postpaid plans, while eliminating credit risk and bad debt expense. SmartPay enables:

     - replenishment over the phone using a credit card or bank debit card;

     - real-time replenishment at over 6,000 retail outlets in the United
       States;

     - replenishment outside a carrier's home market;

     - flexible replenishment amounts; and

     - a complete record of all cash transactions and details of calls including roaming and long distance charges via the Internet.

     Due to the ease of replenishment and the ability to allow wireless carriers to offer popular and economical "bundled minutes" plans on a prepaid basis, we believe that SmartPay can increase retention in comparison to prepaid debit cards. Furthermore, wireless carriers using SmartPay can provide a larger roaming presence for their prepaid customers and establish their own roaming rates in conjunction with their "home" marketing initiatives. SmartPay utilizes our wireless account management network.

     American Roaming Network Services. Our American Roaming Network services provide wireless carriers with a solution for handling calls originated from unregistered wireless phones users. We designed this service so that unregistered users can debit their personal prepaid account while roaming or use an alternative payment method such as a credit card for calls without live operator intervention. This significantly reduces call set-up time, resulting in higher call completion rates. The American Roaming Network service provides an appealing source of additional revenue to wireless carriers from calls that could not otherwise be completed by unregistered users. Our American Roaming Network services utilize our wireless account management network.

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

     - bill and collect operator-assisted and calling card calls made through WorldCom, Sprint and other interexchange carriers; and

     - bill and collect direct dialed long distance calls for selected interexchange carriers.

NETWORK USAGE SOFTWARE APPLICATIONS

     Our network usage software was developed as a commercial derivative of software originally developed to measure and monitor the usage of our own SS7 network. Using our AMAT7 software, in conjunction with equipment provided by Agilent Technologies, Inc., SS7 network operators can measure network usage to allow them to bill other carriers for the use of their SS7 network. Our CDR7 software captures call record detail directly from SS7 signaling links and provides this information in a format that allows for billing to, and verification of invoices received from, other carriers.

OUR NETWORK

OUR SS7 NETWORK

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

     The call transmission portion of the U.S. public-switched telecommunications network uses voice switches located in the offices of local and long distance service providers. These switches gather traffic from homes and businesses over local loops and direct it over trunks through the mesh of different carriers' networks across the country and around the world. Finally, the traffic is passed onto a local loop for termination at the distant end.

     The SS7 network directs calls through carriers' networks and provides advanced functions such as completing toll-free calls, identifying calling party name and tracking telephone numbers transferred between local telephone companies, also known as local number portability. SS7 is a standardized set of protocols and architecture that has been implemented by telecommunications carriers worldwide beginning in the mid-1980s. SS7 uses packet-switching technology and transmits signaling messages on data circuits that are independent of the call circuits it controls. Because SS7 messages travel on discrete circuits, SS7 is often referred to as "out-of-band" signaling. SS7 networks are designed to be reliable, flexible and scalable and have high capacity, enabling telecommunications carriers to provide new services quickly and to enhance the network bandwidth used for trunk connections.

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

     Our SS7 network consists of 13 mated pairs of signal transfer points strategically located across the United States. We own six pairs of signal transfer points and currently lease capacity on seven pairs of signal transfer points owned by our regional partners. We are planning to purchase and install an additional mated pair within the next 12 months to service the southeastern region of the United States.

     Our leases generally have renewable two year terms which are normally renewed. If a signal transfer point lease is terminated, we may continue to use the capacity for up to one year until we are able to move our affected customers to another signal transfer point.

     Our SS7 network is connected to 230 of the nation's 237 local access and transport areas and major independent local exchange carrier regions, either through a direct connection to the local access and transport areas or through a gateway switch belonging to the regional Bell operating company. We have over 400 dedicated connections to local access and transport areas. As of December 31, 2000, we provided signaling for approximately 23,657 trunk groups providing customers with local access and transport areas access.

     We connect our customers to our nationwide SS7 network through links to our signal transfer points. As of December 31, 2000, we had approximately 2,212 access links in service.

     In addition to signal transfer points and associated equipment, we maintain a network operations center in Overland Park, Kansas. We also maintain our intelligent network services databases, related computers and storage devices in our headquarters building in Lacey, Washington and in our regional signal transfer point offices in Mattoon, Illinois and Rock Hill, South Carolina.

OUR WIRELESS ACCOUNT MANAGEMENT NETWORK

     We have hardware installed in over 200 locations at our customers' mobile telephone switching offices serving over 900 markets in the United States. In locations where we do not have equipment servicing a mobile telephone switching office, we utilize the public switched telephone network to transport the call to our switching center in Dallas.

     Our wireless account management network consists of a switching matrix, a database server and interactive voice response units utilizing the Windows NT(TM) operating system. These network components are connected via both a local and a wide area network for credit validation/approval, pre-validated roaming inquiries, account replenishment activities and customer service interconnection. We internally developed all call management and product services software used by our network.

     Dedicated circuits conduct communication and signaling between the mobile telephone switching offices and our on-site equipment. This equipment can accept dual tone multi-frequency, SS7 or IP signaling protocols. It also serves as the platform for our SmartPay wireless account management services and our American Roaming Network services for unregistered users.

SALES AND MARKETING

     Our sales force is made up of 20 direct salespeople and two telemarketers. Eleven of these salespeople are located in our Overland Park office, five in Dallas, with four regional account managers located strategically throughout the United States. In addition to our direct sales force, we maintain a customer care center with 16 customer service representatives in our Lacey office to handle customer requests and updates.

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

CUSTOMERS

     Our customer base is diversified across the many different types of facility-based and reseller carriers in the United States. Our top ten customers accounted for approximately 49% of our revenues for the year ended December 31, 2000, and no customer represented more than 12% of our revenues in that year. As of December 31, 2000, in addition to 352 independent telephone companies, our customer base includes 140 wireless carriers, 251 competitive local exchange carriers and 96 interexchange carriers, 10 ISP customers and 26 other customers. In 2000, we earned approximately 12% of our revenues from AT&T and its affiliates, with no single affiliate contributing more than 8% to our total revenues. Each of our products and services serves multiple customer types as described below:

     - Network Services -- Connectivity, Switching and Transport: The customer focus for these services includes long distance carriers, operator service providers, independent telephone companies, competitive local exchange carriers, Internet protocol-based carriers, and wireless carriers. Our signaling services customers include AT&T, WorldCom, BellAtlantic Mobile, U.S. Cellular and Winstar.

     - Network Services -- Intelligent Network Services: The customer focus for these products includes long distance carriers, operator service providers, regional Bell operating companies, independent telephone companies, competitive local exchange carriers, Internet protocol-based carriers, and wireless carriers. Our intelligent network services customers include Frontier (a Global Crossing company), Alltel, BellSouth, AT&T and WorldCom.

     - Clearinghouse Services: The customer focus for these services includes long distance carriers, operator service providers, regional Bell operating companies, independent telephone companies and competitive local exchange carriers. Our clearinghouse services customers include AT&T, WorldCom and ZeroPlus Dialing, Inc.

     - Network Usage Software Applications: The user focus for these products includes regional Bell operating companies and other large carriers. Users of our network usage software applications include SBC, Qwest, BellSouth, Telecom Malaysia and Deutsche Telekom.

COMPETITION

     The market for SS7 network access and related services is relatively new, but intensely competitive. It is subject to rapid technological change, evolving industry standards and regulatory developments. We expect competition to increase in the future. We compete with a number of U.S. and international companies that vary in size and in the scope and breadth of the products and services they offer. Our competitors for SS7 network access and intelligent network services include subsidiaries of AT&T, WorldCom, Southern New England Telephone, a unit of SBC Communication, Sprint, TSI (the company resulting from the combination of GTE-INS and GTE-TSI) and regional Bell operating companies, as well as other companies. Many of our competitors are small business units of very large companies, that currently do not actively market their SS7 networks or services. It is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. As a result, those competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, reduced margins and loss of market share. We compete with Boston Communications Group, Priority Call, TSI and to a lesser extent InterVoice-Brite in the provision of prepaid wireless account management services. Our primary competitor for our unregistered user services is Boston Communications Group. We currently compete with only one other significant company, National Exchange Carrier Association -- Independent NECA Services, with respect to our clearinghouse services. INET, Inc. is our main competitor for network usage software applications.

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

EMPLOYEES

     As of December 31, 2000, we had 470 employees, of whom 283 were engaged in operations, 100 were engaged in sales and marketing, and 87 were engaged in administrative and other business support functions. We believe our relationship with our employees is good. We have no collective bargaining agreements and no unionized employees.

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

     From time to time, we experience outages of service. For example, on two occasions, once in 1997 and once in 1998, flaws in third-party software caused network outages that disrupted the ability of our customers to connect through our network to other parts of the U.S. telecommunications system. As a result of these outages, some of our customers reduced their usage of our network. More recently, in June 2000, several of our customers in the Northeast region of the United States experienced a similar disruption when a road maintenance crew cut a carrier's fiber cable bundle that contained multiple links servicing our two pairs of signal transfer points to our SS7 network in that region. Because several of these links were routed by the carrier through the severed cable bundle, the redundant design of our network did not prevent a service interruption. Our emergency response procedures were immediately activated. To date, no customers have indicated that this outage will affect their continued relationship with us, although they may do so in the future. At other times we have experienced minor, customer specific outages which have not had a material adverse impact on our customer relations.

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

     OUR RELIANCE ON THIRD PARTY COMMUNICATIONS INFRASTRUCTURE, HARDWARE AND SOFTWARE EXPOSES US TO A VARIETY OF RISKS WE CANNOT CONTROL.

     Our success will depend on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on AT&T, WorldCom, Sprint and other telecommunications providers for leased long-haul and local loop transmission capacity. These companies provide the dedicated links that connect our network components to each other and to our customers.

     Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls. Specifically, we currently lease capacity from regional partners on seven of the 13 mated pairs of SS7 signal transfer points that comprise our network. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether or not those third parties will upgrade or improve their equipment.

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

     We compete in markets that are intensely competitive and rapidly changing. Increased competition could result in fewer customer orders, reduced gross margins and loss of market share, any of which could harm our business. We face competition from large, well-funded regional providers of SS7 network services and related products, such as regional Bell operating companies, TSI and Southern New England Telephone, a unit of SBC Communication. Our prepaid wireless account management and unregistered user services face competition from Boston Communications Group, Priority Call, InterVoice-Brite, and TSI. We are aware of major Internet service providers, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with us. We anticipate continued growth of competition in the telecommunications industry and the entrance of new competitors into our business. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Many of our current and potential competitors have significantly more employees and greater financial, technical, marketing and other resources than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, many of our current and potential competitors have greater name recognition and more extensive customer bases that they can use to their advantage.

     OUR ACQUISITION OF NTC, OUR ONLY ACQUISITION TO DATE, MAY NOT RESULT IN THE BENEFITS WE EXPECT AND MAY ADVERSELY AFFECT OUR BUSINESS IF WE DO NOT SUCCESSFULLY INTEGRATE NTC.

     On June 30, 2000, we acquired National Telemanagement Corporation ("NTC") which is our only acquisition to date. We cannot guarantee that we will realize the benefits, strategic objectives, operating advantages, new product and service enhancements or cost savings that we expect. The integration of two businesses requires substantial management time and other resources, and the combined entity is not always more successful than the businesses would have been if they had remained independent. For example, we could find it difficult to combine the management teams and operations of the two businesses. In addition, the efforts we expend to integrate the two businesses may detract from the day-to-day operation of our core business which could have an adverse impact on our financial condition.

     OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE AT DESIRED PRICING LEVELS COULD IMPACT OUR ABILITY TO MAINTAIN PROFITABILITY OR POSITIVE CASH FLOW.

     Competition and industry consolidation could result in significant pricing pressure and erode market share. Pricing pressure from competition could cause large reductions in the selling price of our services. For example, our competitors may provide customers with reduced communications costs for Internet access or private network services, reducing the overall cost of solutions and significantly increasing pricing pressures on us. We may not be able to offset the effects of any price reductions by increasing the number of our customers, generating higher revenues from enhanced services or reducing our costs. We believe that the business of providing network connectivity and related network services will likely see increased consolidation in the future. Consolidation could decrease selling prices and increase competition in these industries, which could erode our market share, revenues and operating margins.

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

     OUR COMMON STOCK PRICE MAY BE VOLATILE.

     In recent years, the market for stock in technology, telecommunications and computer companies has been highly volatile. Since our initial public offering in October 1999, our stock price has been at a low of $14.00 and a high of $94.00 per share. The price of our Common Stock may be volatile and may continue to fluctuate due to factors such as:

     - actual or anticipated fluctuations in quarterly and annual results;

     - announcements of technological innovations;

     - introduction of new services;

     - consolidation, mergers and strategic alliances in the telecommunications industry;

     - changes in government regulation; and

     - shifts in investor preference among investment choices and industries.

     FUTURE SALES BY EXISTING STOCKHOLDERS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     Sales of a large number of shares of our Common Stock in the public market could adversely affect the price for our Common Stock and impair our ability to raise capital. The 1,888,944 shares of Common Stock issued in the NTC transaction are subject to certain registration rights. Pursuant to these registration rights, we registered in December 2000 under a Form S-3 Registration Statement 944,460 Shares of our Common Stock that may be offered by the selling stockholders through March 7, 2001. The remaining shares of Common Stock issued in the NTC transaction may be sold in compliance with Rule 144 after June 30, 2000 and are eligible for registration in late October 2001. The remainder of our shares are freely tradable without restriction or further registration under federal securities laws. We also have outstanding as of December 31, 2000 options to purchase 3,281,860 shares of our Common Stock which, if exercised, would also be available to be sold in the public market. An additional 1,887,219 shares are reserved for issuance under our 1997 Equity Incentive Plan.

ITEM 2: PROPERTIES

     Our headquarters and a portion of our operations center are located in Lacey, Washington, where we own our facility. The building, approximately 13.5 acres of land on which the building is constructed, and some of our computer hardware and software are financed by Rural Telephone Finance Cooperative ("RTFC"). RTFC has a first priority lien on our building and land in Lacey.

     We also lease office space, constructed to suit our specifications, in Overland Park, Kansas, where, in addition to sales and administrative functions, we have our network surveillance and control center that operates 24 hours a day, seven days a week. The lease expires January 1, 2006, subject to an option in 2004 to extend the lease for an additional five years. We lease space for our prepaid wireless account management and other advanced wireless services in Dallas, Texas and entered into a new lease at a new location in February 2001 which expires at the end of 2007. We are in the process of moving from our existing Dallas location to the new facility and have terminated the lease at our current facility. We sublease space for our signal transfer point facilities at Mattoon, Illinois. The sublease expires on July 31, 2001 and we are in the process of exercising the first of two five year extensions. We lease space for our signal transfer point facilities at Rock Hill, South Carolina. The lease expires April 30, 2001 and we are in the process of renewing the lease.

ITEM 3: LEGAL PROCEEDINGS

     We are a party to various legal proceedings arising in the ordinary course of business. We do not believe that those claims, individually or combined, will have a material adverse effect on our business, financial condition or operating results.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     At December 31, 2000, Illuminet had 32,108,297 shares of Common Stock outstanding. Illuminet's Common Stock trades on The Nasdaq Stock Market ("NASDAQ") under the symbol "ILUM". The following table reflects the range of the high and low closing prices for the period from October 7, 1999 (the closing of Illuminet's initial public offering at $19 per share) to year end, as reported by NASDAQ. This table reflects inter-dealer prices, without retail mark-up, mark-down or commission.

FISCAL YEAR ENDED DECEMBER 31, 1999                           HIGH      LOW
-----------------------------------                          ------    ------
October 7, 1999 to December 31, 1999.......................  $57.25    $28.50

FISCAL YEAR ENDED DECEMBER 31, 2000
-----------------------------------
First quarter..............................................  $94.00    $43.00
Second quarter.............................................   58.50     30.63
Third quarter..............................................   52.38     25.88
Fourth quarter.............................................   29.75     14.00

STOCKHOLDERS

     As of January 31, 2001, there were 251 stockholders of record of Illuminet Common, excluding shares held in street name by various brokerage firms. Illuminet estimates that there are approximately 6,500 beneficial owners of Illuminet Common Stock.

DIVIDEND POLICY

     To date, no dividends have been declared. Illuminet currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     When authorized by the Illuminet Holdings, Inc. Board of Directors, payments of dividends would require approval by RTFC, under long-term debt arrangements with RTFC, if our ratio of equity to total assets is less than 40%. Our ratio at December 31, 2000 exceeded 40%.

USE OF INITIAL OFFERING PROCEEDS

     We expect to use the remaining $57.8 million of net offering proceeds from our October 1999 initial public offering, Registration Statement No. 333-85779, effective October 7, 1999, to fund potential acquisitions, to develop new and improved services, to maintain and expand our network and for general corporate purposes. To date, we have used net proceeds from the initial public offering to purchase $8.9 million of network equipment to expand and improve our SS7 network, $6.7 million to develop new services and $4.9 million to retire NTC debt in connection with the NTC transaction.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     We derived the following selected consolidated financial data as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 from our consolidated financial statements. You should read this summary information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our consolidated financial statements for the years ended December 31, 1998, 1999 and 2000 and the notes to those financial statements included in this report. Other data are unaudited.

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

     - Earnings per share-basic is based on net income divided by the weighted-average number of common shares outstanding. Earnings per share-diluted includes the dilutive effect of outstanding Series A Preferred Stock, convertible debentures using the as if converted method, and Common Stock options and Class A Common Stock options calculated using the treasury stock method. Effective with Illuminet's initial public offering on October 7, 1999, all existing common stock immediately prior to the initial public offering was renamed to Class A Common Stock. Each share of Class A Common Stock automatically converted into four shares of Common Stock on April 5, 2000. All share and per share amounts for the periods presented reflect amounts that would have been reported had the conversion of the Class A Common Stock into Common Stock occurred on January 1, 1996.

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

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1996          1997          1998          1999          2000
                                  -----------   -----------   -----------   -----------   -----------
                                        (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OTHER DATA)
STATEMENT OF INCOME DATA:
Revenues:
  Network services..............  $    30,692   $    52,829   $    70,577   $   109,317   $   143,604
  Clearinghouse services........        7,896         6,723         6,232         5,851         5,333
  Network usage software
     applications...............          558         3,468         5,406         1,532         4,204
                                  -----------   -----------   -----------   -----------   -----------
          Total revenues........       39,146        63,020        82,215       116,700       153,141
Expenses:
  Carrier costs.................        9,358        17,893        25,506        28,004        27,687
  Operating.....................       13,093        18,857        23,288        36,623        39,818
  Selling, general and
     administrative.............        7,774        10,382        12,882        16,656        21,716
  Depreciation and
     amortization...............        5,714         7,622        10,131        13,610        16,023
  Merger costs..................           --            --            --            --         3,353
                                  -----------   -----------   -----------   -----------   -----------
          Total expenses........       35,939        54,754        71,807        94,893       108,597
                                  -----------   -----------   -----------   -----------   -----------
Operating income................        3,207         8,266        10,408        21,807        44,544
Interest and other income,
  net...........................        1,248           501           767         2,020         7,516
Interest expense................       (1,432)       (1,770)       (1,966)       (2,060)       (1,288)
                                  -----------   -----------   -----------   -----------   -----------
Income before income taxes......        3,023         6,997         9,209        21,767        50,772
Income tax provision
  (benefit).....................          112          (676)        3,826         8,132        20,490
                                  -----------   -----------   -----------   -----------   -----------
Net income......................  $     2,911   $     7,673   $     5,383   $    13,635   $    30,282
                                  ===========   ===========   ===========   ===========   ===========

PER SHARE DATA:
Earnings per share -- basic.....  $      0.13   $      0.33   $      0.22   $      0.52   $      0.95
Earnings per share -- diluted...  $      0.13   $      0.30   $      0.19   $      0.45   $      0.89
Weighted-average common
  shares -- basic...............   21,901,919    23,073,310    23,027,833    24,630,095    31,555,529
Weighted-average common
  shares -- diluted.............   25,810,687    27,477,934    27,798,781    29,246,941    33,587,598

OTHER FINANCIAL DATA:
Capital expenditures............  $     8,073   $    12,639   $    19,678   $    17,346   $    29,677

OTHER DATA:
Customers.......................          311           417           544           735           875
Signaling points................          388           533           686           765           836

BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and cash equivalents.......  $    12,622   $    11,412   $    13,589   $    24,223   $    32,358
Available-for-sale securities...           --            --            --        79,738        84,531
Property and equipment, net.....       33,246        37,364        46,783        51,095        65,279
Total assets....................       75,637        84,947        98,471       197,130       231,361
Long-term obligations, less
  current portion...............       21,437        18,945        21,519        16,579         8,555
Convertible Redeemable Preferred
  Stock.........................           --            --         3,243         4,071            --
Stockholders' equity............  $    21,748   $    30,058   $    34,935   $   135,516   $   176,674

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

     SS7 is the industry standard used by almost every switched telephone network operator in the United States and Canada to identify available network routes and designate the circuits to be used for each individual telephone call. SS7 networks also provide access to intelligent network services, such as caller identification, calling card validation, local number portability and other specialized database access functions, all of which are performed in the seconds it takes to complete a call. SS7 networks are specialized packet-switched data networks that provide these control functions and services in parallel with separate voice networks.

     Our SS7 network is composed of specialized SS7 switches, sophisticated computers and databases strategically located across the country. These elements interconnect our customers and all of the largest U.S. telecommunications carriers through leased lines. Our SS7 network serves incumbent local exchange carriers, competitive local exchange carriers, long distance companies, wireless telecommunications providers and Internet service providers. Overall, we provide services, including intelligent network services and wireless account management services to over 800 customers.

RECENT DEVELOPMENTS

     On June 30, 2000, we completed our transaction with NTC which was accounted for as a pooling of interests. NTC is a developer and provider of advanced applications for the wireless communications industry, including prepaid wireless account management and unregistered wireless roaming services. NTC's account management and services enable wireless network providers to offer a wide variety of features intended to control costs and manage usage, including roaming management, multiple rate plans, call blocking, account history and calling pattern monitoring. These services also allow wireless providers to instantly calculate a customer's account balance, while providing for automatic debiting and replenishment of customer accounts.

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

     Customers generally are charged for connections to our SS7 network on a monthly "per link" basis. If we provision the network facilities that provide their connections to our network, they pay us for establishing the initial connections that link them to our network and pay a separate monthly fee to maintain those links. We generally price these connectivity links on a cost-plus basis based on our facility lease costs. In addition, customers are charged on a monthly recurring flat-fee basis for network signaling route sets based on the number of switches to which they signal.

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

     The table below indicates the portion of our revenues attributable to network services, clearinghouse services and network usage software applications in the years ended December 31, 2000, 1999, and 1998, together with the percentage change in revenues.

                                                        YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                          2000        1999      % CHANGE     1998      % CHANGE
                                        --------    --------    --------    -------    --------
                                                           ($ IN THOUSANDS)
Network services......................  $143,604    $109,317       31%      $70,577       55%
Clearinghouse services................     5,333       5,851       (9)        6,232       (6)
Network usage software applications...     4,204       1,532      174         5,406      (72)
                                        --------    --------                -------
                                        $153,141    $116,700       31%      $82,215       42%
                                        ========    ========                =======

EXPENSES

     Our costs and expenses, which we do not attribute directly to individual product lines, consist generally of the following:

     - Carrier costs for our SS7 and IP-based networks, which include recurring payments to telecommunications carriers for leased lines and signal transfer point ports. These lines and ports provide connections (1) between our customers and our network, (2) among our own network locations and (3) between our network and nearly all other SS7 networks in the United States. Cost of links and ports to our customers is variable, relating directly to the number of links and ports we provide to our customers. Cost of links and ports among our own network locations and to other SS7 networks is primarily fixed. We generally lease lines and ports under tariffs with volume discounts;

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

     The table below indicates our expenses in the years ended December 31, 2000, 1999, and 1998, together with the percentage change in expenses.

                                                              YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                   2000      1999     % CHANGE    1998     % CHANGE
                                                 --------   -------   --------   -------   --------
                                                                  ($ IN THOUSANDS)
Carrier costs..................................  $ 27,687   $28,004      (1)%    $25,506      10%
Operating......................................    39,818    36,623       9       23,288      57
Selling, general and administrative............    21,716    16,656      30       12,882      29
Depreciation and amortization..................    16,023    13,610      18       10,131      34
Merger costs...................................     3,353        --     100           --      --
                                                 --------   -------              -------
                                                 $108,597   $94,893      14%     $71,807      32%
                                                 ========   =======              =======

RESULTS OF OPERATIONS

     The table below indicates the results of our operations expressed as a percentage of total revenues. The historical results are not necessarily indicative of results to be expected for any future period.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                          2000    1999    1998
                                                          ----    ----    ----
Revenues:
  Network services......................................   94%     94%     86%
  Clearinghouse services................................    3       5       8
  Network usage software applications...................    3       1       6
                                                          ---     ---     ---
          Total revenues................................  100     100     100
Expenses:
  Carrier costs.........................................   18      24      31
  Operating.............................................   26      31      28
  Selling, general and administrative...................   14      14      16
  Depreciation and amortization.........................   11      12      12
  Merger costs..........................................    2      --      --
                                                          ---     ---     ---
          Total expenses................................   71      81      87
                                                          ---     ---     ---
Operating income........................................   29      19      13
Interest income.........................................    5       2       1
Interest expense........................................   (1)     (2)     (2)
                                                          ---     ---     ---
Income before income taxes..............................   33      19      12
Income tax provision....................................   13       7       5
                                                          ---     ---     ---
Net income..............................................   20%     12%      7%
                                                          ===     ===     ===

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

REVENUES

     Network services. Network services revenues, comprised of network connectivity, which includes message switch and transport, and intelligent network services, increased by $34.3 million, or 31%, to $143.6 million for the year ended December 31, 2000 ("2000") from $109.3 million for the year ended December 31, 1999 ("1999"), and by $38.7 million, or 55%, to $109.3 million in 1999 from $70.6 million for the year ended December 31, 1998 ("1998"). These increases were due to increased customer connections and signaling across our network, substantial growth in queries processed in the line information, caller identification or calling name delivery and toll-free databases, and the rollout of local number portability.

     Network connectivity revenues increased by $10.3 million, or 21%, to $60.1 million in 2000 from $49.8 million in 1999, and by $14.4 million, or 41%, to $49.8 million in 1999 from $35.4 million in 1998. Intelligent network services revenues increased by $18.9 million, or 43%, to $62.3 million in 2000 from $43.4 million in 1999, and by $18.5 million, or 74%, to $43.4 in 1999 from $24.9 million in 1998. These changes reflect the overall growth in our customer base and higher caller information services volume as we obtained access to additional caller information maintained in third-party databases. The remainder of the increase was due to continued growth in local number portability offset by competitive pricing pressures for local number database access. Prepaid wireless account management services and unregistered wireless roaming services revenues increased by $5.0 million, or 31%, to $21.1 million in 2000 from $16.1 million in 1999, and by $5.8 million, or 56%, to $16.1 million in 1999 from $10.3 million in 1998 reflecting increases in carrier customers, geographic market coverage, and subscriber base.

     Clearinghouse services. Clearinghouse services revenues decreased by $0.6 million, or 9%, to $5.3 million in 2000 from $5.9 million in 1999, and by $0.3 million, or 6%, to $5.9 million in 1999 from $6.2 million in 1998. The decrease over the three periods was caused by a continued decline in messages processed and competitive pricing pressures. Although the clearinghouse industry continues to experience some residual negative impact from interexchange carriers switching the preferred carrier information on a customer's account without the customer's knowledge or approval, and unexpected charges being billed on a customer's account, we do not expect this to have a material impact on our revenues in the future.

     Network usage software applications. Network usage software applications revenues increased by $2.7 million, or 174%, to $4.2 million in 2000 from $1.5 million in 1999, and decreased by $3.9 million, or 72%, to $1.5 million in 1999 from $5.4 million in 1998. Software maintenance revenues were $1.1 million, $1.0 million, and $0.8 million in 2000, 1999, and 1998, respectively. The remainder of the variance was caused by software licensing fees. New sales opportunities for these products in their current form are limited, as many of the customers in the top tier market, consisting primarily of regional Bell operating companies, have already licensed our product. Therefore, revenues may vary significantly from period to period, depending on the mix of license and maintenance fees in any given period.

EXPENSES

     Carrier costs. Carrier costs decreased by $0.3 million, or 1%, to $27.7 million in 2000 from $28.0 million in 1999, and increased by $2.5 million, or 10%, to $28.0 million in 1999 from $25.5 million in 1998. Carrier costs decreased as a percentage of revenue as network capacity has been leveraged to support increasing revenues, and network growth has allowed for the realization of volume discounts.

     Operating. Operating expenses increased $3.2 million, or 9%, to $39.8 million in 2000 from $36.6 million in 1999, and by $13.3 million, or 57%, to $36.6 million in 1999 from $23.3 million in 1998. These increases resulted mainly from higher personnel expenses related to an expansion of the customer support, operations and engineering functions and increased maintenance costs for new network and systems hardware and software. Additionally, we recorded losses of $2.9 million and $1.0 million in 1999 and 1998, respectively, for a loss on a clearinghouse services contract. This issue was resolved in February 2000 with no additional expense incurred. Also in 1999, we recorded a $1.5 million impairment loss of the full amount of a 1995 preferred stock equity investment in a start-up company that was previously recorded at cost. The recognition of this loss was coincident with significant liquidity concerns of the investee, and the investee's decision to discontinue its historical primary operations and related uncertainties resulting from a change in the investee's business strategy and direction.

     We currently incur tariff-based charges and other charges for transporting SS7 messages on behalf of our customers over the networks of other SS7 network service vendors. As the charges are incurred by us on behalf of our customers who request the access, we pass the charges through to our customers under existing contractual arrangements. We do not record any revenue or expense for such transactions. From time to time our customers dispute the charges passed through by us. In turn, we dispute charges from the vendors originating such charges. In the event we are not able to collect such disputed pass-through amounts from our customers, or be successful in obtaining a corresponding adjustment from the vendor we could incur increased operating expense.

     Selling, general and administrative. Selling, general and administrative expenses increased by $5.0 million, or 30%, to $21.7 million in 2000 from $16.7 million in 1999, and by $3.8 million, or 29%, to $16.7 million in 1999 from $12.9 million in 1998. These increases were primarily due to the addition of personnel necessary to support the overall growth of our business, especially in the areas of customer care and sales, and in 2000, additional costs related to being a public company.

     Depreciation and amortization. Depreciation and amortization expenses increased by $2.4 million, or 18%, to $16.0 million in 2000 from $13.6 million in 1999, and by $3.5 million, or 34%, to $13.6 million in 1999 from $10.1 million in 1998. These increases reflect the significant investment made in the last two years for network monitoring and data collection hardware and software, database applications, and signal transfer point switches. Included in depreciation and amortization are asset write downs totaling $0.7 million in both 1999 and 1998. The 1999 write down related to asset obsolescence, and the 1998 write down related to our early retirement and replacement of two signal transfer points as part of our network reliability upgrade.

     Merger costs. Merger costs of $3.4 million in 2000 reflect the direct expenses associated with the NTC transaction which was accounted for as a pooling-of-interests.

     Interest income. Interest income increased by $5.5 million, or 272%, to $7.5 million in 2000 from $2.0 million in 1999, and by $1.2 million, or 163%, to $2.0 million in 1999 from $0.8 million in 1998. The increase reflects increased interest income generated by the investment of $78.3 million of net proceeds from our mid-October 1999 initial public offering and earnings from higher cash balances generated from operations beginning in mid-1999.

     Interest expense. Interest expense decreased by $0.8 million, or 37%, to $1.3 million in 2000 from $2.1 million in 1999, and was comparable between 1999 and 1998. The components of interest expense changed during the years and reflect increased interest expense from capital leases completed in late 1998 and mid-1999, offset by the reduction in interest expense from the conversion of the redeemable subordinated debentures in October 1999 and retirement of NTC debt on June 30, 2000.

     Income taxes. Income tax expense increased by $12.4 million, or 152%, to $20.5 million, an effective tax rate of 40.4%, in 2000 from $8.1 million, an effective tax rate of 37.3%, in 1999, and by $4.3 million, to $8.1 million in 1999 from $3.8 million in 1998, an effective tax rate of 41.5%. In 2000, the increases were caused by our increase in income and non-deductible merger costs. In 1999, the increases were caused by our increase in income, an increased deferred tax asset valuation reserve of $0.6 million, offset by one-time credits of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     We rely on a combination of cash generated from operations, commercial borrowings, vendor financing and the issuance of equity securities to fund our operations and capital needs. Currently, our operating activities generate positive and increasing cash flows reflecting our overall growth in revenue combined with the leveraging of our network and cost infrastructure. We anticipate continued high levels of investment in our infrastructure over the next several years to manage increased network volumes, to enhance customer support systems and to continue to improve network and service reliability. Additionally, we anticipate continued investments in the development and acquisition of new services and products related to our network, database and clearinghouse services in order to address changing markets and customer needs.

     Our working capital (current assets in excess of current liabilities) was $124.3 million at December 31, 2000. Our cash and cash equivalent balances included $10.5 million required as working capital to service our clearinghouse services customers. Clearinghouse funds are received and disbursed on a monthly basis. The growth in working capital of $16.4 million from $107.9 million at December 31, 1999, reflects increased cash related to operating receipts and interest earnings from available-for-sale securities.

     Our property and equipment acquisitions were $29.7 million in 2000. Expenditures for property and equipment were primarily for network equipment to expand capacity and enhance reliability, including network monitoring equipment, local number portability service-related assets and mediation services, a new product offering expected to launch service in the first quarter of 2001. We anticipate capital expenditures of approximately $39.0 million in 2001 for network expansion, corporate infrastructure and new product development.

     Effective June 1, 2000, we entered into an agreement with Bank of America to provide a $10.0 million unsecured line of credit and a $15.0 million unsecured capital expenditure facility. The line of credit has a two-year term, with a one-year extension available at the end of the second year. The capital expenditure facility has a five-year term. No draws were taken on the unsecured line and $0.8 million was outstanding on the capital expenditure facility at December 31, 2000. The new line of credit and capital expenditure facilities replaced unused loan facilities from the Rural Telephone Finance Cooperative ("RTFC"). RTFC released its lien on all assets except for a first trust deed on our building and land located in Lacey, Washington. Long-term secured notes to RTFC were $6.0 million at December 31, 2000 with various maturity dates including $0.3 million due September 2001, with the remainder due in September 2010 and March 2015.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition, measurement, and reporting of derivatives and hedging activities and was adopted by us on January 1, 2000 with no material impact on our consolidated financial statements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This summarized certain areas of the staff's views in applying generally accepted accounting principles as it applies to revenue recognition. Our adoption of SAB 101 in the fourth quarter of 2000 had no material impact on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We are exposed to this risk in two specific ways. First, we have debt outstanding. Our secured notes payable to RTFC, which had average borrowings of $6.8 million during 2000 and was $6.0 million at the end of 2000, have a variable interest rate, which exposes our income statement and cash flows to changes in interest rates. The rate of these secured notes is based on the lender's cost of funds. We also have a $10.0 million unsecured line of credit and a $15.0 million unsecured capital expenditure facility with Bank of America with a variable interest rate based on LIBOR. At December 31, 2000, $0.8 million was outstanding on the unsecured capital expenditure facility. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2000, our net income and cash flows would decrease by an immaterial amount.

     The second component of interest rate risk involves the short-term investment of excess cash. Such risk affects fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. Our average balance in those securities was approximately $30.2 million over the past year. Earnings from these cash equivalents totaled $1.6 million in 2000. Additionally, we have available-for-sale securities of $84.5 million as of December 31, 2000, comprised primarily of commercial paper providing total earnings of $5.2 million in 2000. If market interest rates were to decrease immediately and uniformly by 10% from levels at December 31, 2000, our net income and cash flows would decrease by an immaterial amount.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this Item is incorporated by reference to the Registrant's Proxy Statement related to the Annual Meeting of Stockholders to be held on May 4, 2001 (the "Proxy Statement").

ITEM 11: EXECUTIVE COMPENSATION

     Information called for by this Item is incorporated by reference to the Registrant's Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by this Item is incorporated by reference to the Registrant's Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this Item is incorporated by reference to the Registrant's Proxy Statement.

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

     (b) Reports on Form 8-K

        On October 5, 2000, we filed a Report on Form 8-K with consolidated financial statements and financial statement schedule of the Company for the years ended December 31, 1997, 1998 and 1999, which have been retroactively restated to reflect the transaction completed June 30, 2000 with National Telemanagement Corporation, which was accounted for as a pooling of interests.

        On November 8, 2000, we filed a Report on Form 8-K to announce a change in the Company's Independent Auditors.

     (c) Exhibits

        The Exhibits listed in the Exhibit Index on page E-1 are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lacey, State of Washington, on the 26th of February, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

          SIGNATURE                                    TITLE                                DATE
          ---------                                    -----                                ----
    /s/ THEODORE D. BERNS                            Director                           March 1, 2001
-----------------------------
      Theodore D. Berns

   /s/ JACK W. BLUMENSTEIN                           Director                           March 2, 2001
-----------------------------
     Jack W. Blumenstein

     /s/ EUGENE L. COLE                              Director                           March 5, 2000
-----------------------------
       Eugene L. Cole

   /s/ RICHARD A. LUMPKIN                            Director                         February 28, 2001
-----------------------------
     Richard A. Lumpkin

     /s/ JAMES W. STRAND                             Director                           March 1, 2001
-----------------------------
       James W. Strand

  /s/ GREGORY J. WILKINSON                           Director                         February 27, 2001
-----------------------------
    Gregory J. Wilkinson

     /s/ ROGER H. MOORE           Director, President and Chief Executive Officer     February 26, 2001
-----------------------------              (Principal Executive Officer)
       Roger H. Moore

     /s/ DANIEL E. WEISS         Chief Financial Officer, Secretary and Treasurer     February 26, 2001
-----------------------------      (Principal Financial and Accounting Officer)
       Daniel E. Weiss

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            ILLUMINET HOLDINGS, INC.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Deloitte & Touche LLP, Independent Auditors.......  F-2
Report of Ernst & Young LLP, Independent Auditors...........  F-3
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................  F-4
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-5
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998..........................  F-6
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............  F-7
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-8
Notes to Consolidated Financial Statements..................  F-9
Schedule II -- Valuation and Qualifying Accounts............  F-25

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Illuminet Holdings, Inc.

     We have audited the accompanying balance sheet of Illuminet Holdings, Inc. (the Company) as of December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the year then ended, which includes the financial statement schedule listed in Item 14(a) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE LLP

Seattle, Washington
January 26, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Illuminet Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Illuminet Holdings, Inc. (Illuminet) (formed as a result of the merger of Illuminet and National Telemanagement Corporation (NTC)) as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a) for each of the two years in the period ended December 31, 1999. These financial statements and schedules are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of NTC, whose statements reflect total assets constituting 7% of the related consolidated financial statement totals for 1999 and which reflect net income constituting approximately 2% and 5% of the related consolidated financial statement totals for each of the two years in the period ended December 31, 1999, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and in our opinion, insofar as it relates to data included for NTC, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Illuminet as of December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
June 30, 2000

         REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

The Board of Directors
National Telemanagement Corporation and Subsidiary

     In our opinion, the consolidated balance sheets as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999 of National Telemanagement Corporation and Subsidiary (not presented separately herein) present fairly, in all material respects, the financial position, results of operations and cash flows of National Telemanagement Corporation and Subsidiary at December 31, 1999 and 1998 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted provisions of Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, in 1998.

                                          PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 17, 2000

                            ILLUMINET HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 24,223    $ 32,358
  Available-for-sale securities.............................    79,738      84,531
  Accounts receivable, less allowance for doubtful accounts
     of $2,313 ($2,253 in 1999).............................    35,942      42,891
  Deferred income taxes.....................................     1,783         939
  Income taxes receivable...................................        --         752
  Prepaid expenses and other................................     2,039       3,148
                                                              --------    --------
          Total current assets..............................   143,725     164,619
Property and equipment, net.................................    51,095      65,279
Other assets................................................     2,310       1,463
                                                              --------    --------
          Total assets......................................  $197,130    $231,361
                                                              ========    ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  7,168    $ 15,071
  Accrued expenses..........................................     6,476       8,354
  Due to customers..........................................    16,133      13,520
  Income taxes payable......................................     1,988          --
  Current portion of obligations under capital leases.......     2,653       2,693
  Current portion of long-term debt.........................     1,430         675
                                                              --------    --------
          Total current liabilities.........................    35,848      40,313
                                                              --------    --------
Deferred income taxes.......................................     5,116       5,819
Obligations under capital leases, less current portion......     5,101       2,402
Long-term debt, less current portion........................    11,478       6,153
Convertible Redeemable Preferred Stock......................     4,071          --
Commitments and contingencies (notes 5, 6, and 12)..........        --          --
Stockholders' equity:
  Preferred Stock, par value $.01 per share, authorized
     100,000 shares, 4,416 shares designated as Series A,
     none outstanding and 7,000 shares designated as Series
     B, none outstanding....................................        --          --
  Common Stock, par value $.01 per share, authorized
     150,000,000 shares, issued and outstanding, 32,108,297
     (5,737,699 in 1999)....................................        57         321
  Class A Common Stock, par value $.01 per share, authorized
     7,200,000 shares, none outstanding (6,344,134 in
     1999)..................................................        63          --
  Common Stock Warrants.....................................     1,521          --
  Additional paid-in capital................................   105,560     117,056
  Deferred stock-based compensation.........................    (3,885)     (2,758)
  Retained earnings.........................................    32,200      62,055
                                                              --------    --------
          Total stockholders' equity........................   135,516     176,674
                                                              --------    --------
          Total liabilities and stockholders' equity........  $197,130    $231,361
                                                              ========    ========

See accompanying notes.

                            ILLUMINET HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1999           2000
                                                      -----------    -----------    -----------
Revenues:
  Network services..................................  $    70,577    $   109,317    $   143,604
  Clearinghouse services............................        6,232          5,851          5,333
  Network usage software applications...............        5,406          1,532          4,204
                                                      -----------    -----------    -----------
          Total revenues............................       82,215        116,700        153,141
Expenses:
  Carrier costs.....................................       25,506         28,004         27,687
  Operating.........................................       23,288         36,623         39,818
  Selling, general, and administrative..............       12,882         16,656         21,716
  Depreciation and amortization.....................       10,131         13,610         16,023
  Merger costs......................................           --             --          3,353
                                                      -----------    -----------    -----------
          Total expenses............................       71,807         94,893        108,597
                                                      -----------    -----------    -----------
Operating income....................................       10,408         21,807         44,544
Interest and other income, net......................          767          2,020          7,516
Interest expense....................................       (1,966)        (2,060)        (1,288)
                                                      -----------    -----------    -----------
Income before income taxes..........................        9,209         21,767         50,772
Income tax provision................................        3,826          8,132         20,490
                                                      -----------    -----------    -----------
Net income..........................................  $     5,383    $    13,635    $    30,282
                                                      ===========    ===========    ===========
Earnings per share -- basic.........................  $      0.22    $      0.52    $      0.95
                                                      ===========    ===========    ===========
Earnings per share -- diluted.......................  $      0.19    $      0.45    $      0.89
                                                      ===========    ===========    ===========
Weighted-average common shares -- basic.............   23,027,833     24,630,095     31,555,529
                                                      ===========    ===========    ===========
Weighted-average common shares -- diluted...........   27,798,781     29,246,941     33,587,598
                                                      ===========    ===========    ===========

See accompanying notes.

                            ILLUMINET HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    CLASS A            SERIES A
                                      COMMON STOCK         TREASURY STOCK        COMMON STOCK       PREFERRED STOCK    COMMON
                                   -------------------   ------------------   -------------------   ---------------    STOCK
                                     SHARES     AMOUNT    SHARES    AMOUNT      SHARES     AMOUNT   SHARES   AMOUNT   WARRANTS
                                   ----------   ------   --------   -------   ----------   ------   ------   ------   --------
Balance at January 1, 1998.......   2,045,508    $ 20    (183,874)  $  (378)   5,347,081    $53      2,451    $--     $    --
Conversion of Series A Preferred
 Stock...........................          --      --          --        --        3,660     --        (43)    --          --
Conversion of convertible
 redeemable subordinated
 debentures......................          --      --          --        --       14,764      1         --     --          --
Deferred stock-based
 compensation....................          --      --          --        --           --     --         --     --          --
Stock-based compensation
 expense.........................          --      --          --        --           --     --         --     --          --
Stock options exercised..........          --      --          --        --          100     --         --     --          --
Issuance of Common Stock
 Warrants........................          --      --          --        --           --     --         --     --       1,521
Purchase of Treasury Stock.......          --      --    (608,935)   (2,297)          --     --         --     --          --
Retirement of Treasury Stock.....    (792,809)     (8)    792,809     2,675           --     --         --     --          --
Dividends and accretion of
 Convertible Redeemable Preferred
 Stock...........................          --      --          --        --           --     --         --     --          --
Net income.......................          --      --          --        --           --     --         --     --          --
                                   ----------    ----    --------   -------   ----------    ---     ------    ---     -------
Balance at December 31, 1998.....   1,252,699      12          --        --    5,365,605     54      2,408     --       1,521
Conversion of Series A Preferred
 Stock...........................          --      --          --        --      204,941      2     (2,408)    --          --
Conversion of convertible
 redeemable subordinated
 debentures......................          --      --          --        --      760,838      7         --     --          --
Deferred stock-based
 compensation....................          --      --          --        --           --     --         --     --          --
Stock-based compensation
 expense.........................          --      --          --        --           --     --         --     --          --
Stock options exercised..........          --      --          --        --       12,750     --         --     --          --
Issuance of Common Stock.........   4,485,000      45          --        --           --     --         --     --          --
Dividends and accretion of
 Convertible Redeemable Preferred
 Stock...........................          --      --          --        --           --     --         --     --          --
Net income.......................          --      --          --        --           --     --         --     --          --
                                   ----------    ----    --------   -------   ----------    ---     ------    ---     -------
Balance at December 31, 1999.....   5,737,699      57          --        --    6,344,134     63         --     --       1,521
Deferred stock-based
 compensation....................          --      --          --        --           --     --         --     --          --
Stock-based compensation
 expense.........................          --      --          --        --           --     --         --     --          --
Stock options exercised..........     368,699       4          --        --           --     --         --     --          --
Issuance of Common Stock.........      79,817       1          --        --           --     --         --     --          --
Conversion to Common Stock.......  25,922,082     259          --        --   (6,344,134)   (63)        --     --      (1,521)
Dividends and accretion of
 Convertible Redeemable Preferred
 Stock...........................          --      --          --        --           --     --         --     --          --
Net income.......................          --      --          --        --           --     --         --     --          --
                                   ----------    ----    --------   -------   ----------    ---     ------    ---     -------
Balance at December 31, 2000.....  32,108,297    $321          --   $    --           --    $--         --    $--     $    --
                                   ==========    ====    ========   =======   ==========    ===     ======    ===     =======


                                   ADDITIONAL     DEFERRED                    TOTAL
                                    PAID-IN     STOCK-BASED    RETAINED   STOCKHOLDERS'
                                    CAPITAL     COMPENSATION   EARNINGS      EQUITY
                                   ----------   ------------   --------   -------------
Balance at January 1, 1998.......   $ 13,616      $  (340)     $17,088      $ 30,059
Conversion of Series A Preferred
 Stock...........................         --           --           --            --
Conversion of convertible
 redeemable subordinated
 debentures......................        164           --           --           165
Deferred stock-based
 compensation....................        561         (561)          --            --
Stock-based compensation
 expense.........................         --          507           --           507
Stock options exercised..........          1           --           --             1
Issuance of Common Stock
 Warrants........................         --           --           --         1,521
Purchase of Treasury Stock.......         --           --           --        (2,297)
Retirement of Treasury Stock.....          3           --       (2,670)           --
Dividends and accretion of
 Convertible Redeemable Preferred
 Stock...........................         --           --         (404)         (404)
Net income.......................         --           --        5,383         5,383
                                    --------      -------      -------      --------
Balance at December 31, 1998.....     14,345         (394)      19,397        34,935
Conversion of Series A Preferred
 Stock...........................         --           --           (2)           --
Conversion of convertible
 redeemable subordinated
 debentures......................      8,347           --           (2)        8,352
Deferred stock-based
 compensation....................      4,185       (4,185)          --            --
Stock-based compensation
 expense.........................         --          694           --           694
Stock options exercised..........        394           --           --           394
Issuance of Common Stock.........     78,289           --           --        78,334
Dividends and accretion of
 Convertible Redeemable Preferred
 Stock...........................         --           --         (828)         (828)
Net income.......................         --           --       13,635        13,635
                                    --------      -------      -------      --------
Balance at December 31, 1999.....    105,560       (3,885)      32,200       135,516
Deferred stock-based
 compensation....................         (6)           6           --            --
Stock-based compensation
 expense.........................         --        1,121           --         1,121
Stock options exercised..........      4,382           --           --         4,386
Issuance of Common Stock.........      1,297           --           --         1,298
Conversion to Common Stock.......      5,823           --           --         4,498
Dividends and accretion of
 Convertible Redeemable Preferred
 Stock...........................         --           --         (427)         (427)
Net income.......................         --           --       30,282        30,282
                                    --------      -------      -------      --------
Balance at December 31, 2000.....   $117,056      $(2,758)     $62,055      $176,674
                                    ========      =======      =======      ========

See accompanying notes.

                            ILLUMINET HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              --------    --------    --------
Operating activities:
  Net income................................................  $  5,383    $ 13,635    $ 30,282
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    10,131      13,610      16,023
     Impairment on investment...............................        --       1,461          --
     Stock-based compensation expense.......................       507         694       1,121
     Deferred income taxes..................................     2,137       1,962       1,547
     Change in:
       Accounts receivable..................................    (3,500)     (5,225)     (6,949)
       Trade accounts payable...............................    (1,178)      2,538       7,903
       Accrued expenses.....................................      (310)      1,406       1,878
       Due to customers.....................................      (309)       (489)     (2,613)
       Income taxes payable.................................     1,145         779         229
       Other................................................       896      (1,332)       (834)
                                                              --------    --------    --------
          Net cash provided by operating activities.........    14,902      29,039      48,587
                                                              --------    --------    --------
Investing activities:
  Purchases of investments..................................        --     (79,738)     (4,793)
  Capital purchases.........................................   (11,950)    (14,816)    (29,677)
                                                              --------    --------    --------
          Net cash used in investing activities.............   (11,950)    (94,554)    (34,470)
                                                              --------    --------    --------
Financing activities:
  Purchase of Treasury Stock................................    (2,297)         --          --
  Class A Common Stock repurchases..........................        --          (4)         --
  Proceeds from issuance of Convertible Redeemable Preferred
     Stock and Common Stock Warrants........................     4,361          --          --
  Proceeds from issuance of notes payable and long-term
     debt...................................................     1,768       8,951       4,103
  Proceeds from issuance of Class A Common Stock............         1         394          --
  Proceeds from issuance of Common Stock....................        --      78,334       2,715
  Principal payments on notes payable, long-term debt and
     capital leases.........................................    (4,608)    (11,526)    (12,800)
                                                              --------    --------    --------
          Net cash (used in) provided by financing
            activities......................................      (775)     76,149      (5,982)
                                                              --------    --------    --------
Net increase in cash and cash equivalents...................     2,177      10,634       8,135
Cash and cash equivalents at beginning of period............    11,412      13,589      24,223
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $ 13,589    $ 24,223    $ 32,358
                                                              ========    ========    ========
Supplemental cash flow disclosure:
  Income taxes paid.........................................  $    342    $  5,153    $ 18,469
                                                              ========    ========    ========
  Interest paid.............................................  $  2,460    $  2,177    $  1,328
                                                              ========    ========    ========
  Capital acquisitions financed through capital leases......  $  7,728    $  2,530    $     --
                                                              ========    ========    ========
  Debentures and Series A Convertible Preferred Stock
     converted into Class A Common Stock....................  $    165    $  8,356    $     --
                                                              ========    ========    ========
  Class A Common Stock conversion to Common Stock...........  $     --    $     --    $    254
                                                              ========    ========    ========
  Exercise and conversion of Common Stock Warrants..........  $     --    $     --    $  1,521
                                                              ========    ========    ========
  Conversion of Convertible Redeemable Preferred Stock......  $     --    $     --    $  4,498
                                                              ========    ========    ========
  Dividends and accretion on Convertible Redeemable
     Preferred Stock........................................  $    404    $    828    $    427
                                                              ========    ========    ========

See accompanying notes.

                            ILLUMINET HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Illuminet Holdings, Inc. and its wholly-owned subsidiaries Illuminet, Inc. ("Illuminet") and National Telemanagement Corporation ("NTC") (collectively referred to as "the Company") are engaged in the business of developing, managing and marketing a Signaling System 7 ("SS7") network and related products and services based on SS7 technology to the entire telecommunications marketplace. SS7 is a telecommunications industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access, and caller identification. Additionally, Illuminet provides advanced database services, billing-and-collection services, calling card services, and network usage software applications to a range of telephone companies as well as interexchange carriers, operator service providers and other telecommunications companies and providers of telecommunications services.

     The Company has its corporate headquarters and a portion of its operations located in Lacey, Washington; a portion of its operations located in Dallas, Texas; a network control center and related operations located in Overland Park, Kansas; and additional SS7 Signal Transfer Points located in Rock Hill, South Carolina; Mattoon, Illinois; Las Vegas, Nevada; Akron, Pennsylvania; Waynesboro, Virginia; San Bernardino, California, and San Francisco, California.

     Illuminet Holdings, Inc. (formerly USTN Holdings, Inc. through May 1997) and Illuminet, Inc. (formerly USTN Services, Inc. through May 1997) were incorporated in the State of Delaware on August 2, 1995.

BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Illuminet Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In June 2000, the Company acquired NTC and accounted for the transaction as a pooling-of-interests. The consolidated financial statements for 1998 and 1999 have been prepared to reflect the restatement of all periods presented to include the accounts of NTC.

CASH EQUIVALENTS

     The Company considers all highly liquid investments of operating cash with original maturities of three months or less at purchase to be cash equivalents. Cash equivalents consist of money market funds and commercial paper that are stated at cost, which approximates fair value. At December 31, 1999 and 2000, such investments included $20.3 million, and $28.3 million, respectively, invested in a money market fund consisting of direct obligations of the U.S. Treasury and repurchase agreements collateralized by such obligations of the U.S. Treasury. At December 31, 1999 and 2000, investments in a fund collateralized by commercial paper investments totaled $3.1 million and $3.2 million, respectively.

AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. There were no material gross unrealized holding gains or losses at December 31, 1999 and 2000. At December 31, 1999, such investments included, at market value, $69.7 million invested in

                            ILLUMINET HOLDINGS, INC.

commercial paper with an average of 59 days to maturity and $10.0 million invested in demand notes. At December 31, 2000, such investments included, at market value, $78.8 million invested in commercial paper with an average of 73 days to maturity and $5.7 million invested in demand notes. On January 1, 2001, the Company transferred from available-for-sales securities to cash equivalents investments with an original maturity of three months or less totaling $24.2 million.

ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

     One of the Company's services involves providing a clearinghouse function for toll collected by telephone companies on behalf of other telecommunications service providers. At December 31, 1999 and 2000, accounts receivable included $9.0 million and $6.9 million, respectively, of such toll amounts due from telephone companies. Related amounts due to customers included $11.8 million and $9.5 million, respectively, for amounts owed to such service providers. Accounts receivable from these companies are uncollateralized; however, uncollected amounts may be offset against amounts otherwise due to service providers.

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

Corporate headquarters building.............................     31.5 years
Network assets..............................................  3 to 10 years
Office equipment and systems................................  5 to 20 years
Furniture and fixtures......................................  5 to 15 years
Computer equipment and software.............................   3 to 5 years
Leasehold improvements......................................   3 to 5 years

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

                            ILLUMINET HOLDINGS, INC.

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

     In 2000, the Company earned approximately 12% of its revenues from AT&T and its affiliates with no single affiliate contributing more than 8% of total revenue.

STOCK-BASED COMPENSATION

     The Company has elected to apply the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Accordingly, Illuminet accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation expense for stock options is measured as the excess, if any, of the fair value of Common Stock and Class A Common Stock at the measurement date over the stock option exercise price. Statement 123 requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of applying the fair value method of Statement 123 (refer to Note 8).

INCOME TAXES

     The Company provides for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized.

EARNINGS PER SHARE

     The computation of earnings per share-basic is based on net income available to common shareholders and the weighted-average number of outstanding common shares, including Class A Common Stock. The computation of earnings per share-diluted includes the dilutive effect, if any, of outstanding Series A Preferred Stock, Convertible Redeemable Preferred Stock, and convertible debentures calculated using the as if

                            ILLUMINET HOLDINGS, INC.

converted method, and Common Stock options, Class A Common Stock options and Common Stock Warrants calculated using the treasury stock method. Effective with Illuminet's initial public offering on October 7, 1999, all existing common stock available to common shareholders of Illuminet outstanding immediately prior to the initial public offering was renamed to Class A Common Stock. Each share of Class A Common Stock automatically converted into four shares of Common Stock on April 5, 2000. All share and per share amounts for 1998 and 1999 have been restated to reflect the conversion of the Class A Common Stock into Common Stock at the beginning of each period presented.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications to the 1998 and 1999 financial statements have been made to conform to the 2000 presentation.

SEGMENT INFORMATION

     The Company has aggregated its Illuminet and NTC operations and considers them to be one segment because the companies have similar products and services, customer base, production processes, methods to distribute services, long-term economic characteristics, and regulatory impacts. Additionally, Illuminet's expenses support multiple products and services, and no Illuminet segment information is provided to the chief operating decision maker for expenses, operating income, total assets, depreciation, or capital purchases.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition, measurement, and reporting of derivatives and hedging activities was adopted by the Company on January 1, 2001 with no material impact on the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This summarized certain areas of the staff's views in applying generally accepted accounting principles as it applies to revenue recognition. The Company adoption of SAB 101 in the fourth quarter of 2000 had no material impact on the consolidated financial statements.

 2. MERGER WITH NATIONAL TELEMANAGEMENT CORPORATION

     On June 30, 2000, pursuant to a Merger Agreement dated June 12, 2000 among Illuminet Holdings, Inc. and NTC, Illuminet Holdings, Inc. acquired all of the outstanding capital stock of NTC.

     The Company issued 1,888,944 shares of common stock in exchange for all outstanding preferred stock and common stock of NTC and assumed all outstanding options in connection with the acquisition of NTC, resulting in the issuance of options to purchase up to 80,297 shares of common stock. Prior to the merger, all NTC common stock purchase warrants were exercised. This transaction has been accounted for as a pooling-of-interests.

                            ILLUMINET HOLDINGS, INC.

     Revenue and net income for separate and combined companies are as follows (in thousands):

                                                            NATIONAL
                                         ILLUMINET       TELEMANAGEMENT
                                       HOLDINGS, INC.     CORPORATION      COMBINED
                                       --------------    --------------    --------
Year ended December 31, 1998
  Revenue............................     $ 71,912          $10,303        $ 82,215
  Net income.........................        5,293               90           5,383
Year ended December 31, 1999
  Revenue............................      100,594           16,106         116,700
  Net income.........................     $ 13,005          $   630        $ 13,635

 3. DISCONTINUED LINE OF BUSINESS

     In 1998, the Company made the decision to begin the process of selling one of its business lines. Because of the immateriality of the impact, this business line is not presented as discontinued operations, but is included in Interest and other income, net in the accompanying statements of income. Revenues for this business line were $4.0 million and $0.4 million for the years ended December 31, 1998, and 1999, respectively. On March 1, 1999, the Company entered into an agreement to sell a substantial portion of the assets related to the business line. The net loss of these operations was $66,000 in 1998, and a net gain of $12,000 was recorded in 1999.

 4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
Land...................................................  $    912    $    912
Building and leasehold improvements....................     7,660       8,088
Equipment and furniture................................     4,380       4,774
Network assets.........................................    68,171      80,049
Computer hardware and software.........................    25,081      42,103
                                                         --------    --------
                                                          106,204     135,926
Less: accumulated depreciation.........................    55,109      70,647
                                                         --------    --------
          Property and equipment, net..................  $ 51,095    $ 65,279
                                                         ========    ========

 5. LEASES

     The Company has entered into various capital lease obligations expiring in 2002 and 2003 for network assets. The majority of the capital lease agreements allow the Company to purchase, for a nominal value, the assets at the end of the lease term. Property and equipment held under capital leases follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
Network assets...........................................  $11,275    $11,275
Less: accumulated amortization...........................    3,296      5,677
                                                           -------    -------
          Total property and equipment held under
            capital leases...............................  $ 7,979    $ 5,598
                                                           =======    =======

     The Company has entered into non-cancelable operating leases for its various facilities, other than its Lacey headquarters site. The most significant leases cover its Overland Park and Dallas facilities. These leases

                            ILLUMINET HOLDINGS, INC.

have terms from 60 to 82 months expiring from December 2005 to December 2007. During 1998, 1999 and 2000, rent expense was $0.7 million, $0.8 million and $1.2 million, respectively.

     Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments for the years ending December 31 are as follows (in thousands):

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
2001...................................................    $3,014      $1,069
2002...................................................     2,113         712
2003...................................................       402         576
2004...................................................        --         576
2005...................................................        --         520
Thereafter.............................................        --          --
                                                           ------      ------
          Total minimum lease payments.................     5,529      $3,453
                                                                       ======
Less: amount representing interest (at 8.12%)..........       434
                                                           ------
Present value of net minimum lease payments............     5,095
Less: current portion of obligations under capital
  leases...............................................     2,693
                                                           ------
Obligations under capital leases, less current
  portion..............................................    $2,402
                                                           ======

 6. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999       2000
                                                            -------    ------
Various secured notes payable to Rural Telephone Finance
  Cooperative ("RTFC") with variable interest rates,
  (7.00% at December 31, 1999 and 8.40% at December 31,
  2000) payable in quarterly installments, including
  interest, each maturing at various dates ranging from
  August 2000 to March 2015...............................  $ 7,458    $6,028
$15 million capital expenditure credit agreement with Bank
  of America..............................................       --       800
$10 million credit agreement with Frost National Bank.....    5,450        --
                                                            -------    ------
                                                             12,908     6,828
Less: current portion.....................................    1,430       675
                                                            -------    ------
          Total long-term debt............................  $11,478    $6,153
                                                            =======    ======

     All of the RTFC notes have variable interest rates that are based on RTFC's short-term funding costs. In accordance with the terms of the loan agreements, the Company purchased lender-issued, non-interest-bearing subordinated capital certificates based on a percentage of the gross loan amount. Such certificates are amortized against the loan principal balance over the terms of the respective loans. Certificates purchased, net of amortization, totaled $1.0 million at December 31, 1999 and 2000, are carried at cost, and are included in prepaid expenses and in other long-term assets. The loan agreements contain certain covenants, the most restrictive of which requires the Company to maintain certain cash flow-to-debt service ratios. The terms of the secured loan facilities restrict the ability to declare and pay dividends without the consent of RTFC, unless the Company meets minimum net worth and cash margin tests.

     Effective June 1, 2000, the Company entered into an agreement with Bank of America to provide a line of credit and capital expenditure loan facilities. The line of credit is a $10.0 million unsecured loan with a two-year term, and a one-year extension available at the end of the second year. The capital expenditure facility is

                            ILLUMINET HOLDINGS, INC.

a $15.0 million unsecured loan with a five year term. The loans bear interest at the lesser of the bank's prime lending rate or LIBOR plus 1.375% to 1.75%, depending on Illuminet's trailing twelve month earnings adjusted cash flow as defined by the agreement. The loan agreements contain certain covenants, the most restrictive of which requires the Company to maintain certain financial ratios. The interest rate was 8.0% in 2000.

     The new line of credit capital expenditure facility canceled unused loan facilities from RTFC. RTFC released its lien on all assets except for a first trust deed on our building and land located in Lacey, Washington.

     In June 1999, the Company entered into a $10 million credit agreement with Frost National Bank. This facility was comprised of a $4 million working capital line and a $6 million capital expenditure line. The loan, which was paid in full in June 2000 and extinguished, had a variable interest rate based on LIBOR or the prime rate ranging from 7.7% to 9.5% in 1999 and 9.75% to 10.5% in 2000.

     The Company is in compliance with all debt-related covenants.

     The carrying value of the Company's long-term debt approximates fair value.

     Maturities of the long-term debt for the years ending December 31 are scheduled as follows (in thousands):

2001................................  $  675
2002................................     452
2003................................     568
2004................................     768
2005................................     731
2006 - 2010.........................   2,757
2011 - 2015.........................     877
                                      ------
                                      $6,828
                                      ======

 7. STOCKHOLDERS' EQUITY

     The Company is authorized to issue up to 157,300,000 shares of capital stock consisting of (i) 150,000,000 shares of Common Stock, par value $.01 per share, (ii) 7,200,000 shares of Class A Common Stock, par value $.01 per share, and (iii) 100,000 shares of Illuminet Holdings, Inc. Preferred Stock, par value $.01 per share.

INITIAL PUBLIC OFFERING

     On October 7, 1999, the Company completed an initial public offering of 4,485,000 shares of its Common Stock and received approximately $78.3 million in cash, net of underwriter discounts, commissions and other offering costs.

CLASS A COMMON STOCK

     Immediately prior to the initial public offering, all existing common stock of the Company was renamed to Class A Common Stock. Each share of Class A Common Stock was automatically converted into four shares of Common Stock on April 5, 2000. Other than the conversion feature, terms of Class A Common Stock were identical to those of the Common Stock on an as if converted basis.

                            ILLUMINET HOLDINGS, INC.

SERIES A PREFERRED STOCK

     As approved by stockholders on June 21, 1999, all outstanding Series A Preferred Stock of the Company automatically converted into an aggregate total of 204,941 shares of Class A Common Stock at the time of the initial public offering.

SERIES B PARTICIPATING CUMULATIVE PREFERENCE STOCK

     Series B Participating Cumulative Preference Stock ("Series B Stock") is entitled to one vote per each one one-thousandth (" 1/1000") share, and votes together as a class with Common Stock on matters on which holders of Common Stock are generally entitled to vote. Although the Series B Stock ranks superior to Common Stock, upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, other than requiring payment of accrued and unpaid dividends before the payout to holders of Common Stock, the only liquidation right of the Series B Stock is that each 1/1000 of a share of Series B Stock is entitled to receive an amount equivalent to the amount to be distributed per whole share of Common Stock. Series B Stock has similar rights and preferences to dividends. Series B Stock was authorized in connection with the establishment of the Company's Shareholder Rights Plan. No such shares were outstanding at December 31, 1999 and 2000.

CONVERTIBLE REDEEMABLE PREFERRED STOCK AND COMMON STOCK WARRANTS

     In June 1998, the Company sold 450,000 shares of Convertible Redeemable Preferred Stock for $4.5 million plus 414,096 Common Stock Warrants for $1,000. The Convertible Redeemable Preferred Stock has various rights and preferences, including cumulative dividend rights of $1.20 per share accrued annually, payable upon redemption of the Preferred Stock. Each warrant entitles the holder to one share of Common Stock of the Company at an exercise price of $0.006 per warrant.

     The estimated fair value of the warrants of $1.5 million was based on the application of the Black-Scholes option pricing model which incorporates current stock price, expected stock price volatility, expected interest rates, and the expected holding period of the warrants.

     In connection with the merger discussed in Note 2, each warrant was exercised prior to the completion of the merger and the related Common Stock of NTC was exchanged for Common Stock of Illuminet. In addition, each share of Convertible Redeemable Preferred Stock was exchanged for Common Stock of Illuminet based on the liquidation value of the Convertible Redeemable Preferred Stock, including cumulative unpaid dividends and a prepayment premium.

DIVIDENDS

     Payments of dividends are restricted under the Company's long-term debt arrangements with approval of RTFC required unless the Company's ratio of equity to total assets exceeds 40%. No dividends have been declared to date.

SHAREHOLDER RIGHTS PLAN

     On November 19, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend, issued on November 20, 1998, of one right for each outstanding share of Common Stock ("Right"). Each Right represents the right to purchase shares of our Series B Stock. The Rights become exercisable if a person or group acquires more than 20% of the outstanding shares of Common Stock or makes a tender offer for more than 20% of the outstanding shares of Common Stock. Upon the occurrence of such an event, each Right entitles the holder (other than the acquiror) to purchase for $150 the economic equivalent of shares of Common Stock, or in certain circumstances, stock of the acquiring entity, worth twice as much. The Rights expire on December 20, 2008 unless earlier redeemed by the Company, and are redeemable prior to becoming exercisable at $0.01 per Right.

                            ILLUMINET HOLDINGS, INC.

 8. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

STOCK OPTION PLANS

     The Company established the 1997 Equity Incentive Plan under which 13% of outstanding shares of Common Stock are reserved from time to time for issuance pursuant to non-qualified and incentive stock options and stock appreciation rights that may be granted. Only non-qualified stock options have been granted under the plan. Employee non-qualified stock options, primarily granted to key employees, are generally exercisable ratably over three to four years and expire ten years from the date of grant except that options expire 60 days after termination of employment. Outside Director non-qualified stock options are generally exercisable on grant, or within twelve months of grant, and expire ten years from the date of grant. Prior to the initial public offering, the Board of Directors determined the estimated fair value of Class A Common Stock as the stock was not publicly traded and a readily ascertainable market value was not available. In addition to options issued under the 1997 Equity Incentive Plan, Mr. Roger Moore, the Company's President and Chief Executive Officer, was issued 1,040,000 non-qualified options in 1997 of which 995,000 options were outstanding and fully vested as of December 31, 2000.

     On December 15, 1998, NTC provided option holders the opportunity to have their five-year term, $10.86 exercise price options exchanged for new options equal to two-thirds of the exchanged options, with an exercise price equal to the then estimated fair value of $3.80 and a term of ten years. Holders of 117,858 options elected to participate in the exchange.

     Additional information regarding options granted and outstanding is summarized as follows:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                         NUMBER OF    EXERCISE
                                                          OPTIONS       PRICE
                                                         ---------    ---------
Outstanding January 1, 1998 (287,820 exercisable at
  $2.43 weighted-average exercise price)...............  1,037,503     $ 3.13
  Granted at exercise price less than fair value of
     Common Stock on grant date........................  1,170,044       2.34
  Granted at exercise price equal to fair value of
     Common Stock on grant date........................    595,043       5.54
  Exchanged............................................   (117,858)     10.86
  Reissued.............................................     78,572       3.77
  Exercised............................................       (400)      2.20
  Forfeited............................................    (94,927)      5.62
                                                         ---------
Outstanding December 31, 1998 (1,243,475 exercisable at
  $2.41 weighted-average exercise price)...............  2,667,977       2.90
  Granted at exercise price less than fair value of
     Common Stock on grant date........................    701,190       7.47
  Granted at exercise price equal to fair value of
     Common Stock on grant date........................     91,901      16.70
  Exercised............................................    (51,000)      2.20
  Forfeited............................................     (2,548)      3.77
                                                         ---------
Outstanding December 31, 1999 (1,785,646 exercisable at
  $2.72 weighted-average exercise price)...............  3,407,520       4.23
  Granted at exercise price equal to fair value of
     Common Stock on grant date........................    274,862      35.14
  Exercised............................................   (368,699)      3.84
  Forfeited............................................    (31,823)     10.83
                                                         ---------
Outstanding December 31, 2000 (2,119,023 exercisable at
  $3.36 weighted-average exercise price)...............  3,281,860     $ 6.79
                                                         =========     ======

                            ILLUMINET HOLDINGS, INC.

     Outstanding and exercisable stock options by price range as of December 31, 2000 is as follows:

                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  -------------------------------------   -----------------------
                                 WEIGHTED-
                                  AVERAGE     WEIGHTED-                 WEIGHTED-
                                 REMAINING     AVERAGE                   AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
EXERCISE PRICE    OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
--------------    -----------   -----------   ---------   -----------   ---------
$ 2.20 - $ 2.36    1,815,160        6.9        $ 2.29      1,671,660     $ 2.30
  3.80 -   4.55      487,257        7.7          4.23        248,266       4.26
  8.00 -  10.86      629,600        8.1          8.25        182,000       8.85
 13.05 -  19.00       76,600        8.7         17.14          6,000      13.05
 24.06 -  30.75      124,031        9.8         25.81            527      27.55
 42.25 -  54.00      149,212        9.3         42.75         10,570      48.63
                   ---------                               ---------
$ 2.20 - $54.00    3,281,860        7.5        $ 6.79      2,119,023     $ 3.36
                   =========        ===        ======      =========     ======

STOCK COMPENSATION

     For the years ended December 31, 1998, 1999, and 2000, deferred stock-based compensation for the stock options granted was $0.6 million, $4.2 million and $0, respectively, and $0.5 million, $0.7 million and $1.1 million, respectively, was recognized as stock-based compensation expense. Deferred stock-based compensation is amortized under the accelerated method.

EMPLOYEE STOCK PURCHASE PLAN

     Effective October 7, 1999, the Company adopted an Employee Stock Purchase Plan ("ESPP") for which the last purchase date is October 6, 2001. Eligible employees may contribute up to 15% of cash compensation toward the semi-annual purchase of Common Stock. Under the terms of the plan, 700,000 shares of authorized Common Stock were reserved for purchase at 85% of the fair market value price at the beginning of the six-month offering period at which an eligible employee enrolled, or the end of each six-month offering period, whichever is lower. In no case, can the fair market value price at the beginning of any six-month offering period be less than $16.15. Under this plan, 79,817 shares of stock were purchased through December 31, 2000.

                            ILLUMINET HOLDINGS, INC.

PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The weighted-average grant date fair value of these options was estimated at the date of grant using the Minimum Value Option Pricing Model for all options granted before the initial public offering and the Black-Scholes Option Pricing Model for all options granted after the initial public offering with the following weighted-average assumptions:

                                                          JANUARY 1,      OCTOBER 7,
                                           YEAR ENDED       1999 TO        1999 TO        YEAR ENDED
                                          DECEMBER 31,    OCTOBER 6,     DECEMBER 31,    DECEMBER 31,
                                              1998           1999            1999            2000
                                          ------------    -----------    ------------    ------------
Risk-free interest rate.................  5.1 - 5.4%      5.7 - 6.4%     6.1 - 6.4%      5.7 - 6.6%
Dividend yield..........................      0%              0%             0%              0%
Expected volatility.....................      0%              0%             70%             84%
Estimated option life in years..........  8.5 - 10.0      9.1 - 10.0     7.0 - 10.0          5.0
Weighted-average grant date value for
  options granted at exercise price less
  than fair value of Common Stock on
  grant date............................     $2.04           $9.10           --              --
Weighted-average grant date value for
  options granted at exercise price
  equal to fair value of Common Stock on
  grant date............................     $1.54           $5.40         $13.63          $24.76

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

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998      1999       2000
                                                 ------    -------    -------
Net income -- as reported......................  $5,383    $13,635    $30,282
Net income -- pro forma........................  $4,877    $12,617    $27,504
Earnings per share -- diluted -- as reported...  $ 0.19    $  0.45    $  0.89
Earnings per share -- diluted -- pro forma.....  $ 0.18    $  0.41    $  0.85

 9. EMPLOYEE BENEFIT PLANS

     The Company has qualified profit sharing/401(k) trust retirement plans covering all employees subject to certain eligibility requirements. The Company provides matching contributions to the plans' trusts on a portion of employee contributions to the plans, and also may, at the discretion of the Board of Directors, provide a discretionary contribution. For 1998, 1999 and 2000, contribution expense was $1.1 million, $2.0 million, and $2.4 million, respectively.

                            ILLUMINET HOLDINGS, INC.

10. INCOME TAXES

     Components of the income tax provision are summarized as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  ------    ------    -------
Current:
  Federal.......................................  $1,501    $6,079    $18,095
  State.........................................     188        91        848
Deferred:
  Federal.......................................   2,015     2,092      1,198
  State.........................................     122      (130)       349
                                                  ------    ------    -------
Total income tax provision......................  $3,826    $8,132    $20,490
                                                  ======    ======    =======

     The reconciliations of the income tax provision calculated using the U.S. federal statutory rates to the recorded income tax provision are summarized as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  ------    ------    -------
Tax at U.S. federal statutory rate..............  $3,131    $7,689    $18,950
State income taxes, net of federal tax
  benefit.......................................     205       (26)       904
Utilization of net operating loss
  carryforward..................................     (10)       --         --
Additional valuation allowance..................      --       565         --
Other...........................................     500       (96)       636
                                                  ------    ------    -------
Income tax provision............................  $3,826    $8,132    $20,490
                                                  ======    ======    =======

     The Company provides for deferred taxes based on the differences between the bases of assets and liabilities for financial reporting purposes and income tax purposes, calculated using enacted tax rates that will be in effect when the differences are expected to reverse. At December 31, 1999 and 2000, such differences primarily related to the use of accelerated depreciation and amortization for tax purposes, accruals for certain expenses that are not currently deductible for tax purposes until paid, the tax basis of certain investments that have been written off for financial statement purposes and software development costs that were capitalized for financial statement purposes.

     During 1999, the Company recorded an additional valuation allowance related to the write down of a preferred stock equity investment based on a change in the investee's business strategy and direction and fully utilized all federal net operating loss carryforwards and tax credit carryforwards.

                            ILLUMINET HOLDINGS, INC.

     The components of the deferred tax assets are summarized as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
Deferred tax assets:
  Net operating loss carryforwards.......................  $   251    $    --
  Allowance for doubtful accounts........................      889        887
  Contract loss provision................................      760         --
  Deferred stock-based compensation......................      656        838
  Loss on impairment.....................................      555        555
  Other nondeductible accruals...........................      827        960
  Valuation allowance....................................     (745)      (745)
                                                           -------    -------
          Net deferred tax assets........................    3,193      2,495
Deferred tax liabilities:
  Excess tax over book depreciation and amortization.....   (6,512)    (7,093)
  Other..................................................      (14)      (282)
                                                           -------    -------
          Total deferred tax liabilities.................   (6,526)    (7,375)
                                                           -------    -------
Deferred tax liabilities, net............................  $(3,333)   $(4,880)
                                                           =======    =======

                            ILLUMINET HOLDINGS, INC.

11. EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share-basic and diluted (in thousands, except share and per share amounts) and includes the effect of Class A Common Stock on an as if converted basis:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1998           1999           2000
                                      -----------    -----------    -----------
Numerator:
  Net income........................  $     5,383    $    13,635    $    30,282
  Accretion of redemption value and
     cumulative dividends of
     Convertible Redeemable
     Preferred Stock................         (404)          (828)          (404)
                                      -----------    -----------    -----------
  Income available to common
     stockholders(A)................        4,979         12,807         29,878
  Effect of dilutive securities --
     debenture interest, net of
     tax............................          427            291             --
                                      -----------    -----------    -----------
  Numerator for earnings per share--
     diluted -- net income after
     assumed conversions(B).........  $     5,406    $    13,098    $    29,878
                                      ===========    ===========    ===========
Denominator:
  Denominator for earnings per
     share --
     basic -- weighted-average
     common shares(C)...............   23,027,833     24,630,095     31,555,529
  Weighted-average effect of
     dilutive securities:
     Stock options..................      549,308      1,258,042      1,825,021
     Stock warrants.................      207,048        414,096        207,048
     Debentures.....................    3,187,456      2,331,484             --
     Series A Stock.................      827,136        613,224             --
     Convertible Redeemable
       Preferred Stock..............           --             --             --
                                      -----------    -----------    -----------
     Dilutive potential common
       shares.......................    4,770,948      4,616,846      2,032,069
                                      -----------    -----------    -----------
  Denominator for earnings per
     share -- diluted -- adjusted
     weighted-average shares and
     assumed conversions(D).........   27,798,781     29,246,941     33,587,598
                                      ===========    ===========    ===========
Earnings per share --basic(A)/(C)...  $      0.22    $      0.52    $      0.95
                                      ===========    ===========    ===========
Earnings per
  share -- diluted(B)/(D)...........  $      0.19    $      0.45    $      0.89
                                      ===========    ===========    ===========

     See Notes 7 and 8 for additional information regarding Series A Stock, Convertible Redeemable Preferred Stock, stock warrants and stock options.

     Stock options to purchase 1,072 weighted-average shares of Common Stock were outstanding during 1998, and Convertible Redeemable Preferred Stock convertible into approximately 100,000 shares of Common Stock at December 31, 1999, but were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

                            ILLUMINET HOLDINGS, INC.

INCOME AVAILABLE TO COMMON STOCKHOLDERS

     In addition to dividends, the Company accreted the Convertible Redeemable Preferred Stock from its recorded value at issuance to its redemption value. The accretion was recognized over the period from the date of issuance to the redemption date based on the effective interest method. Related amounts include (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1998     1999     2000
                                                        -----    -----    -----
Accretion of redemption value.........................  $134     $288     $134
Cumulative dividends..................................   270      540      270
                                                        ----     ----     ----
                                                        $404     $828     $404
                                                        ====     ====     ====

12. CONTINGENCIES

     The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that those claims, individually or combined, will have a material adverse effect on our business, financial condition or operating results.

13. RELATED PARTY TRANSACTIONS

     The Company is party to a contract with the subsidiary of one of its corporate stockholders that supplies the Company with transmission facilities in the form of private leased lines. Such lines are leased from the corporate stockholder at rates comparable to third-party service providers. Payments pursuant to this contract totaled $1.7 million, $2.1 million, and $1.8 million for the years ended December 31, 1998, 1999, and 2000, respectively.

     Included in 1999 operating expenses is a $1.5 million impairment loss of the full amount of a 1995 investment in which the Company has a preferred stock equity investment currently representing 13% of the voting rights, previously recorded at cost. The recognition of this loss was coincident with significant liquidity concerns of the investee, and the investee's decision to discontinue its historical primary operations and related uncertainties resulting from a change in the investee's business strategy and direction. Revenues earned from the customer were $0.8 million, $0.4 million, and $0.2 million for the years ended December 31, 1998, 1999, and 2000, respectively.

                            ILLUMINET HOLDINGS, INC.

14. QUARTERLY RESULTS (UNAUDITED)

     The following quarterly financial data has been prepared from the Company's financial records without audit, and in the opinion of management, reflect all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's results of operations for those periods when considered in conjunction with the audited consolidated financial statements and the notes to those financial statements. The amounts below have been restated to include the accounts of NTC for all periods presented. Earnings per share-basic and earnings per share-diluted include the effect of Class A Common Stock on an as if converted basis. Quarterly information may not total the annual amounts in some instances because of rounding.

                                                QUARTER ENDED
                           --------------------------------------------------------
                            MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                              1999          1999           1999            1999
                           -----------   -----------   -------------   ------------
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues.................  $    25,085   $    27,217    $    30,838    $    33,560
Operating income.........        4,148         4,115          6,188          7,356
Income before income
  taxes..................        3,942         3,733          5,847          8,245
Net income...............  $     2,450   $     2,337    $     3,622    $     5,226
Earnings per
  share -- basic.........  $      0.10   $      0.09    $      0.15    $      0.17
Earnings per share --
  diluted................  $      0.08   $      0.08    $      0.13    $      0.15
Weighted-average common
  shares -- basic........   22,716,671    22,719,619     22,726,139     30,295,595
Weighted-average common
  shares -- diluted......   27,841,831    27,935,313     28,414,306     32,789,900

                                                QUARTER ENDED
                           --------------------------------------------------------
                            MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                              2000          2000           2000            2000
                           -----------   -----------   -------------   ------------
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues.................  $    34,529   $    36,257    $    41,593    $    40,762
Operating income.........       10,322         7,612         14,309         12,301
Income before income
  taxes..................       11,751         9,098         15,932         13,991
Net income...............  $     7,283   $     4,247    $     9,946    $     8,806
Earnings per
  share -- basic.........  $      0.23   $      0.13    $      0.31    $      0.27
Earnings per share --
  diluted................         0.21   $      0.12    $      0.30    $      0.26
Weighted-average common
  shares -- basic........   31,114,235    31,189,663     31,873,701     32,035,745
Weighted-average common
  shares -- diluted......   33,512,649    33,548,112     33,677,898     33,602,959

                            ILLUMINET HOLDINGS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

           COL. A                 COL. B                    COL. C                     COL. D          COL. E
-----------------------------  ------------   -----------------------------------   -------------   -------------
  ILLUMINET HOLDINGS, INC.                                 ADDITIONS
-----------------------------                 -----------------------------------
                                BALANCE AT                       CHARGED TO OTHER
                               BEGINNING OF   CHARGED TO COSTS     ACCOUNTS --      DEDUCTIONS --    BALANCE AT
         DESCRIPTION              PERIOD        AND EXPENSES         DESCRIBE         DESCRIBE      END OF PERIOD
         -----------           ------------   ----------------   ----------------   -------------   -------------
                                                                 (IN THOUSANDS)
Year Ended December 31, 2000
  Allowance for doubtful
     accounts................     $2,253           $4,045            $     --          $(3,985)        $2,313
Year Ended December 31, 1999
  Allowance for doubtful
     accounts................      1,339            4,318                  --           (3,404)         2,253
Year Ended December 31, 1998
  Allowance for doubtful
     accounts................     $1,755           $3,018            $     --          $(3,434)        $1,339

                            ILLUMINET HOLDINGS, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------
  3.1     Certificate of Incorporation of Illuminet Holdings, Inc. as
          amended (Incorporated by reference from the Registrant's
          Annual Report on Form 10-K, filed March 14, 2000)
  3.2     Amendment to Certificate of Incorporation dated October 7,
          1999 (Incorporated by reference from the Registrant's Annual
          Report on Form 10-K, filed March 14, 2000)
  3.3     Bylaws of Illuminet Holdings, Inc. as amended on August 20,
          1999 (Incorporated by reference from the Registrant's Annual
          Report on Form 10-K, filed March 14, 2000)
  4.1     Rights Agreement dated as of November 20, 1998, by and
          between Illuminet Holdings, Inc. and UMB Bank, N.A., as
          Rights Agent, as amended on August 2, 1999 ("Rights
          Agreement") (Incorporated by reference from the Registrant's
          Annual Report on Form 10-K, filed March 14, 2000)
  4.2     Amendment No. 2 to Rights Agreement (Incorporated by
          reference from the Registrant's Annual Report on Form 10-K, filed March 14, 2000)
 10.1     Illuminet Holdings, Inc. 1997 Equity Incentive Plan, as
          amended and restated with forms of Non-qualified Stock
          Option Award Agreement and Director Stock Option Award
          Agreement
 10.4     Secured Intermediate-Term Equipment Financing Loan
          Substitute Agreement dated as of August 14, 1996, by and
          between Illuminet, Inc. and Rural Telephone Finance
          Cooperative (Incorporated by reference from the Registrant's
          Annual Report on Form 10-K, filed March 14, 2000)
 10.5     Employment Agreements with Messrs. Moore, Kremian, Johnson and Nicol (Incorporated by reference from the Registrant's
          Annual Report on Form 10-K, filed March 14, 2000)
 10.6     Loan Agreement dated as of August 14, 1996, by and between
          Illuminet, Inc. and Rural Telephone Finance Cooperative
          (Incorporated by reference from the Registrant's Annual
          Report on Form 10-K, filed March 14, 2000)
 10.7     Employment Agreement with Mr. Lebus
 10.8     Credit Agreement between Illuminet, Inc. and Bank of
          America, N.A., dated May 9, 2000
 10.9     Guaranty Agreement executed by Illuminet Holdings, Inc. in favor of Bank of America, N.A., dated as of May 9, 2000
 21.1     Subsidiaries of Illuminet Holdings, Inc.
 23.1     Consent of Deloitte & Touche LLP, Independent Auditors
 23.2     Consent of Ernst & Young LLP, Independent Auditors
 23.3     Consent of PricewaterhouseCoopers LLP, Independent
          Accountants