Form 10-Q
period 2001-03-31
ILLUMINET HOLDINGS INC
filed 2001-05-15
CIK 1002119

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

At May 1, 2001, 32,454,947 shares of Common Stock, $0.01 par value per share, were outstanding.

                            ILLUMINET HOLDINGS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                         Page
                                                                                         ----
PART I:   FINANCIAL INFORMATION

ITEM 1:   Financial Statements

Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                    3

Consolidated Statements of Income for the three months ended March 31, 2001 and 2000      4

Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000  5

Notes to Condensed Consolidated Financial Statements - March 31, 2001                     6

ITEM 2:   Management's Discussion and Analysis of Financial Condition and Results of
   Operations                                                                             9

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk                     14

PART II:  OTHER INFORMATION

ITEM 1:   Legal Proceedings                                                              15

ITEM 2:   Changes in Securities and Use of Proceeds                                      15

ITEM 3:   Defaults Upon Senior Securities                                                15

ITEM 4:   Submission of Matters to a Vote of Security Holders                            15

ITEM 5:   Other Information                                                              15

ITEM 6:   Exhibits and Reports on Form 8-K                                               15

SIGNATURES                                                                               16

                                     PART I
ITEM 1:  FINANCIAL STATEMENTS

                            ILLUMINET HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                              MARCH 31,        DECEMBER 31,
                                                                                2001               2000
                                                                            ------------       ------------
                                                                            (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents ..........................................      $     62,686       $     32,358
  Available-for-sale securities ......................................            54,774             84,531
  Accounts receivable, less allowance for doubtful
     accounts of $2,657 ($2,313 in 2000) .............................            47,404             42,891
  Deferred income taxes ..............................................             1,112                939
  Income taxes receivable ............................................                --                752
  Prepaid expenses and other .........................................             4,651              3,148
                                                                            ------------       ------------
          Total current assets .......................................           170,627            164,619
Property and equipment, net ..........................................            67,933             65,279
Other assets .........................................................             1,874              1,463
                                                                            ------------       ------------
          Total assets ...............................................      $    240,434       $    231,361
                                                                            ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable..............................................      $     12,463      $      15,071
  Accrued expenses ...................................................             6,830              8,354
  Due to customers ...................................................            13,343             13,520
  Income taxes payable ...............................................             2,842                 --
  Current portion of obligations under capital leases ................             2,716              2,693
  Current portion of long-term debt ..................................               485                675
                                                                            ------------       ------------
          Total current liabilities ..................................            38,679             40,313
                                                                            ------------       ------------
Deferred income taxes ................................................             5,899              5,819
Obligations under capital leases, less current portion ...............             1,699              2,402
Long-term debt, less current portion .................................             6,071              6,153
Stockholders' equity:
  Preferred Stock, par value $.01 per share,
     authorized 100,000 shares, 4,416 shares designated as Series A, none outstanding and 7,000 shares designated as Series B,
     none outstanding ................................................                --                 --
  Common Stock, par value $.01 per share,
     authorized 150,000,000 shares, issued and outstanding
     32,303,101 (32,108,297 in 2000)..................................               323                321
  Additional paid-in capital .........................................           119,192            117,056
  Deferred stock-based compensation ..................................            (2,482)            (2,758)
  Retained earnings ..................................................            71,053             62,055
                                                                            ------------       ------------
          Total stockholders' equity .................................           188,086            176,674
                                                                            ------------       ------------
          Total liabilities and stockholders' equity .................      $    240,434       $    231,361
                                                                            ============       ============

                            ILLUMINET HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                    -------------------------------
                                                       2001                2000
                                                    ------------       ------------
                                                              (UNAUDITED)
Revenues .....................................      $     44,486       $     34,529

Expenses:
  Carrier costs ..............................             7,982              6,512
  Operating ..................................            11,955              9,164
  Selling, general and administrative ........             7,159              4,888
  Depreciation and amortization ..............             4,543              3,643
                                                    ------------       ------------
          Total expenses .....................            31,639             24,207
                                                    ------------       ------------
Operating income .............................            12,847             10,322

Interest income ..............................             1,874              1,800
Interest expense .............................              (202)              (371)
                                                    ------------       ------------
Income before income taxes ...................            14,519             11,751
Income tax provision .........................             5,521              4,468
                                                    ------------       ------------
Net income ...................................      $      8,998       $      7,283
                                                    ============       ============
Earnings per share -- basic ..................      $       0.28       $       0.23
                                                    ============       ============
Earnings per share -- diluted ................      $       0.27       $       0.21
                                                    ============       ============
Weighted-average common shares -- basic ......        32,235,259         31,114,235
                                                    ============       ============
Weighted-average common shares -- diluted ....        33,705,149         33,512,649
                                                    ============       ============

                            ILLUMINET HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            -------------------------------
                                                                 2001              2000
                                                            ------------       ------------
                                                                       (UNAUDITED)
Operating activities:
  Net income .........................................      $      8,998       $      7,283
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation and amortization ......................             4,543              3,643
  Stock-based compensation expense ...................               276                286
  Deferred income taxes ..............................               (93)                --
  Change in:
     Accounts receivable .............................            (4,423)                 1
     Trade accounts payable ..........................            (2,782)            (3,037)
     Accrued expenses  ...............................            (1,524)              (344)
     Due to customers ................................              (177)              (284)
     Income taxes payable ............................             5,212              2,497
     Other ...........................................            (1,070)              (464)
                                                            ------------       ------------
  Net cash provided by operating activities ..........             8,960              9,581
                                                            ------------       ------------
Investing activities:
    Sales (purchases) of investments .................            29,757             (1,078)
    Capital purchases and other.......................            (7,988)            (2,780)
                                                            ------------       ------------
  Net cash provided by (used in) investing activities.            21,769             (3,858)
                                                            ------------       ------------
Financing activities:
  Proceeds from issuance of Common Stock .............               520                 --
  Proceeds from issuance of notes payable and
     long-term debt ..................................                --                 62
  Principal payments on notes payable, long-term
     debt and capital leases  ........................              (921)            (2,954)
                                                            ------------       ------------
  Net cash used in financing activities ..............              (401)            (2,892)
                                                            ------------       ------------
Net increase in cash and cash equivalents ............            30,328              2,831
Cash and cash equivalents at:
  Beginning of period ................................            32,358             24,223
                                                            ------------       ------------
  End of period ......................................      $     62,686       $     27,054
                                                            ============       ============
Supplemental cash flow disclosure:
  Income taxes paid ..................................      $        216       $      1,972
                                                            ============       ============
  Interest paid ......................................      $        242       $        394
                                                            ============       ============
  Dividends and accretion on Convertible Redeemable
     Preferred Stock .................................      $         --       $        202
                                                            ============       ============

                            ILLUMINET HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company has its corporate headquarters and a portion of its operations located in Lacey, Washington; a portion of its operations located in Dallas, Texas; a network control center and related operations located in Overland Park, Kansas; and additional SS7 Signal Transfer Points located in Rock Hill, South Carolina; Mattoon, Illinois; Las Vegas, Nevada; Akron, Pennsylvania; Waynesboro, Virginia; San Bernardino, California; San Francisco, California; Warwick, New York; and Chatham, New York.

BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Illuminet as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 presented in this Form 10-Q are unaudited, and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of Illuminet's financial position, results of its operations and its cash flows for each period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Illuminet believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results. These consolidated financial statements and notes thereto should be read in conjunction with Illuminet's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2001.

     The consolidated financial statements include the financial statements of Illuminet Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTS RECEIVABLE

     Included in accounts receivable are the following balances:

                                  MARCH 31,      DECEMBER 31,
                                    2001           2000
                                 ----------      ----------
                                        ($ IN THOUSANDS)
Non-revenue billings receivable  $   27,528      $   21,409
Trade accounts receivable            22,544          23,805
                                 ----------      ----------
Gross accounts receivable            50,072          45,214
Less: allowance for bad debts         2,657           2,313
                                 ----------      ----------
Net accounts receivable          $   47,404       $  42,891
                                 ==========       =========


     Non-revenue billings include network access charges and clearinghouse amounts invoiced but not recognized as revenue. This amount has been estimated by management.

EARNINGS PER SHARE

     The computation of earnings per share-basic is based on net income available to common shareholders and the weighted-average number of outstanding common shares, including Class A Common Stock. The computation of earnings per share-diluted includes the dilutive effect, if any, of outstanding Series A Preferred Stock, and Convertible Redeemable Preferred Stock calculated using the as if converted method, and Common Stock options, Class A Common Stock options and Common Stock Warrants calculated using the treasury stock method. Effective with Illuminet's initial public offering on October 7, 1999, all existing common stock available to common shareholders of Illuminet outstanding immediately prior to the initial public offering was renamed to Class A Common Stock. Each share of Class A Common Stock automatically converted into four shares of Common Stock on April 5, 2000.

2. EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share-basic and diluted (in thousands, except share and per share amounts) and includes the effect of Class A Common Stock on an as if converted basis. On April 5, 2000, 6,344,134 shares of Class A Common Stock were automatically converted into 25,376,536 shares of Common Stock.


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
Numerator:
  Numerator for earnings per
     share-basic -- net income .......................      $      8,998      $      7,283
  Accretion of redemption value and cumulative
     dividends of Convertible Redeemable Preferred
     Stock............................................                --              (202)
                                                            ------------      ------------
  Numerator for earnings per
     share-diluted....................................      $      8,998      $      7,081
                                                            ============      ============
Denominator:
  Denominator for earnings per
     share-basic -- weighted-average shares ..........        32,235,259        31,114,235
  Weighted-average effect of dilutive securities:
     Stock options ...................................         1,469,890         1,984,318
     Stock warrants ..................................                --           414,096
                                                            ------------      ------------
     Dilutive potential common
     shares ..........................................         1,469,890         2,398,414
                                                            ------------      ------------
  Denominator for earnings per share-diluted
     adjusted weighted-average shares and assumed
     conversions .....................................        33,705,149        33,512,649
                                                            ============      ============
Earnings per share-- basic ...........................      $       0.28      $       0.23
                                                            ============      ============
Earnings per share-- diluted .........................      $       0.27      $       0.21
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

PRODUCTS AND SERVICES

     Our products and services include:

     - network services, which includes (1) SS7 connectivity, switching and the transport of messages used to route calls and query databases, (2) intelligent network services, such as database access, including local number portability and support for roaming between carriers, and (3) wireless services, such as IS-41 signaling, prepaid wireless account management and unregistered wireless roaming services;

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

     Wireless services support seamless wireless roaming using IS-41 signaling protocol. Prepaid wireless account management and unregistered wireless roaming services include providing a prepaid wireless billing service that charges and replenishes the customer's personal prepaid account and services that provide access to roaming for unregistered users which allows such users to debit their personal prepaid account while roaming or use an alternative payment method such as a credit card for calls without live operator intervention.

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


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ----------------------------
                                                    2001              2000
                                                 ----------        ----------
Revenues:
  Network services ........................              96%               95%
  Clearinghouse services ..................               3                 4
  Network usage software applications .....               1                 1
                                                 ----------        ----------
     Total revenues .......................             100               100
Expenses:
  Carrier costs ...........................              18                19
  Operating ...............................              27                26
  Selling, general and administrative .....              16                14
  Depreciation and amortization ...........              10                11
                                                 ----------        ----------
     Total expenses .......................              71                70
                                                 ----------        ----------
Operating income ..........................              29                30
Interest income ...........................               4                 5
Interest expense ..........................              (1)               (1)
                                                 ----------        ----------

Income before income taxes ................              32                34
Income tax provision ......................              12                13
                                                 ----------        ----------
Net income ................................              20%               21%
                                                 ==========        ==========


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES

     Network services. Network services revenues, comprised of revenues from network connectivity, which includes message switching and transport, intelligent network services, and wireless services increased by $10.0 million, or 30%, to $42.9 million for the three months ended March 31, 2001 ("2001") from $32.9 million for the three months ended March 31, 2000 ("2000"). These increases were due to increased customer connections and signaling across our network, substantial growth in queries processed in the caller identification or calling name delivery and toll-free databases, and the continued nationwide rollout of local number portability.

     Network connectivity revenues increased by $2.6 million, or 21%, to $14.9 million in 2001 from $12.3 million in 2000. Intelligent network services revenues increased by $5.5 million, or 42%, to $18.8 million in 2001 from $13.3 million in 2000. These increases reflect the overall growth in our customer base and higher caller information services volume as we obtained access to additional caller information maintained in third-party databases. The remainder of these increases was due to continued growth in local number portability. Wireless services revenues increased by $1.9 million, or 26%, to $9.2 million in 2001 from $7.3 million in 2000 due to growth in IS-41 messaging.

     Clearinghouse services. Clearinghouse services revenues increased by $0.1 million, or 3%, to $1.4 million in 2001 from $1.3 million in 2000.

     Network usage software applications. Network usage software applications revenues were $0.3 million in 2001 and 2000. Revenues in both periods comprised maintenance fees.

EXPENSES

     Carrier costs. Carrier costs increased by $1.5 million, or 23%, to $8.0 million in 2001 from $6.5 million in 2000. Carrier costs increased due to increased customer connections to our network and are related to our growth in network connectivity revenue.

     Operating. Operating expenses increased by $2.8 million, or 30%, to $12.0 million in 2001 from $9.2 million in 2000. These increases resulted mainly from product development and deployment expenses and expenses related to an upgrade of our internal computer network.

     Selling, general and administrative. Selling, general and administrative expenses increased by $2.3 million, or 46%, to $7.2 million in 2001 from $4.9 million in 2000. These increases were primarily due to higher incentive compensation expenses and a one-time increase of $1.5 million in reserves related to doubtful accounts.

     Depreciation and amortization. Depreciation and amortization expenses increased by $0.9 million, or 25%, to $4.5 million in 2001 from $3.6 million in 2000. These increases reflect the significant investment made in the last two years for network monitoring and data collection hardware and software, database applications, and signal transfer point switches.

     Interest income. Interest income was comparable in 2001 and 2000. For the year ending December 31, 2001, we expect interest earnings to decrease due to the recent decline in interest rates.

     Interest expense. Interest expense decreased by $0.2 million, or 46%, to $0.2 million in 2001 from $0.4 million in 2000. The decrease reflects lower interest rates on our floating-rate debt and the extinguishment of debt related to the NTC transaction in June 2000.

     Income taxes. Income tax expense increased by $1.0 million, or 24%, to $5.5 million in 2001 from $4.5 million in 2000, due to increased income. The effective tax rate was 38.0% in both years.

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

     Our working capital (current assets in excess of current liabilities) was $131.9 million at March 31, 2001. The growth in working capital of $7.6 million from $124.3 million at December 31, 2000, reflects increased net accounts receivable and decreased trade accounts payable and accrued expenses.

     Our property and equipment acquisitions were $7.0 million for the three months ended March 31, 2001. Expenditures for property and equipment were primarily for network equipment to expand capacity and enhance reliability, including network monitoring equipment, assets to support expansion of existing products and new products under development, and corporate infrastructure. We anticipate aggregate capital expenditures of approximately $39.0 million in 2001 for network expansion, corporate infrastructure and new product development.

     Effective June 1, 2000, we entered into an agreement with Bank of America to provide a $10.0 million unsecured line of credit and a $15.0 million unsecured capital expenditure facility. The line of credit has a two-year term, with a one-year extension available at the end of the second year. The capital expenditure facility has a five-year term. No draws were taken on the unsecured line and $0.8 million was outstanding on the capital expenditure facility at March 31, 2001. The new line of credit and capital expenditure facilities replaced unused loan facilities from the Rural Telephone Finance Cooperative ("RTFC"). RTFC released its lien on all assets except for a first trust deed on our building and land located in Lacey, Washington. Long-term secured notes to RTFC were $5.8 million at March 31, 2001 with various maturity dates including $0.3 million due September 2001, with the remainder due September 2010 and March 2015.

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

FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this document, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", based on our beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or expected future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terms such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. You should understand that there are certain important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements, including but not limited to the following:

     - Our ability to provide reliable services;

     - Continued acceptance of new services in the industry;

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

     For additional discussion of the principal factors that may cause actual results to be different, please refer to our our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2001. You should not put undue reliance on any forward-looking statements. We will not update forward-looking statements.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We are exposed to this risk in two specific ways. First, we have debt outstanding. Our secured notes payable to RTFC, which were $5.8 million at March 31, 2000 and $6.0 million at December 31, 2000, have a variable interest rate, which exposes our income statement and cash flows to changes in interest rates. The rate of these secured notes is based on the lender's cost of funds. We also have a $10.0 million unsecured line of credit and a $15.0 million unsecured capital expenditure facility with Bank of America with a variable interest rate based on LIBOR. At March 31, 2001 and December 31, 2000, $0.8 million was outstanding on the unsecured capital expenditure facility. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2001, our net income and cash flows would decrease by an immaterial amount.

     The second component of interest rate risk involves the short-term investment of excess cash and available-for-sale securities. Such risk affects fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. Earnings from the overnight investment of idle cash totaled $0.6 million for the three months ended March 31, 2001 ("2001") and $1.6 million for the year ended December 31, 2000 ("2000"). Additionally, we have investments in commercial paper providing total earnings of $1.6 million in 2001 and $5.2 million in 2000. Some of these commercial paper investments are considered to be cash equivalents with the remainder classified as available-for-sale securities, depending on investment maturity dates. If market interest rates were to decrease immediately and uniformly by 10% from levels at March 31, 2001, our net income and cash flows would decrease by an immaterial amount.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     We are a party to various legal proceedings arising in the ordinary course of business. We do not believe that those claims, individually or combined, will have a material adverse effect on our business, financial condition or operating results.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) None.

        (b) None.

        (c) None.

        (d) We expect to use the net offering proceeds from our October 1999 initial public offering, Registration Statement No. 333-85779, effective October 7, 1999, to fund potential acquisitions, to develop new and improved services, to maintain and expand our network and for general corporate purposes. To date, we have used net proceeds from the initial public offering to purchase $10.7 million of network equipment to expand and improve our SS7 network, $8.4 million to develop new services and $4.9 million to retire NTC debt in connection with the NTC transaction.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the first quarter of 2001.

ITEM 5: OTHER INFORMATION

        None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

        None

        (b) REPORTS ON FORM 8-K

        On February 12, 2001, we filed a Report on Form 8-K announcing the acquisition of a pair of Signal Transfer Points from the New York State Independent Network located in Warwick and Chatham, New York.

        On January 30, 2001, we filed a Report on Form 8-K announcing financial results for our fourth quarter and fiscal year ended December 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ILLUMINET HOLDINGS, INC.

Date:  May 6, 2001          By: /s/ Daniel E. Weiss
                                 --------------------------------------------
                                 Daniel E. Weiss,
                                 Chief Financial Officer, Secretary
                                 (Principal Financial and Accounting Officer)