Form 10-Q
period 2001-06-30
ILLUMINET HOLDINGS INC
filed 2001-08-13
CIK 1002119

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

COMMISSION FILE NUMBER 0-27555

ILLUMINET HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware
36-4042177
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)

4501 Intelco Loop, Lacey, Washington
98503
(Address of principal executive office)
(Zip code)

(360) 493-6000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

     At August 1, 2001, 32,595,394 shares of Common Stock, $0.01 par value per share were outstanding.

ILLUMINET HOLDINGS, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1: Financial Statements

ILLUMINET HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	JUNE 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$60,391	$32,358

Available-for-sale securities	61,903	84,531

Accounts receivable, less allowance for doubtful accounts of $3,643 ($2,313 in 2000)	47,280	42,891

Deferred income taxes	1,112	939

Income taxes receivable	2,051	752

Prepaid expenses and other	4,011	3,148

Total current assets	176,748	164,619

Property and equipment, net	75,324	65,279

Other assets	1,608	1,463

Total assets	$253,680	$231,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$13,185	$15,071

Accrued expenses	6,426	8,354

Due to customers	15,877	13,520

Current portion of obligations under capital leases	2,762	2,693

Current portion of long-term debt	323	675

Total current liabilities	38,573	40,313

Deferred income taxes	5,899	5,819

Obligations under capital leases, less current portion	1,157	2,402

Long-term debt, less current portion	5,988	6,153

Stockholders’ equity:

Preferred Stock, par value $.01 per share, authorized 100,000 shares, 4,416 shares designated as Series A, none outstanding and 7,000 shares designated as Series B, none outstanding	—	—

Common Stock, par value $.01 per share, authorized 150,000,000 shares, issued 32,582,647 and outstanding 32,577,647 (issued and outstanding 32,108,297 in 2000)	326	321

Additional paid-in capital	122,936	117,056

Deferred stock-based compensation	(2,205)	(2,758)

Retained earnings	81,006	62,055

Total stockholders’ equity	202,063	176,674

Total liabilities and stockholders’ equity	$253,680	$231,361

ILLUMINET HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

	(UNAUDITED)
Revenues	$47,218	$36,257	$91,704	$70,786

Expenses:

Carrier costs	8,370	6,813	16,352	13,325

Operating	11,956	9,612	23,911	18,776

Selling, general and administrative	6,991	5,062	14,150	9,950

Depreciation and amortization	5,337	3,805	9,880	7,448

Merger costs	—	3,353	—	3,353

Total expenses	32,654	28,645	64,293	52,852

Operating income	14,564	7,612	27,411	17,934

Interest income	1,711	1,871	3,585	3,671

Interest expense	(220)	(385)	(422)	(756)

Income before income taxes	16,055	9,098	30,574	20,849

Income tax provision	6,102	4,851	11,623	9,319

Net income	$9,953	$4,247	$18,951	$11,530

Earnings per share — basic	$0.31	$0.13	$0.59	$0.36

Earnings per share — diluted	$0.29	$0.12	$0.56	$0.33

Weighted-average common shares — basic	32,495,794	31,189,663	32,366,246	31,151,949

Weighted-average common shares — diluted	33,908,787	33,548,112	33,807,688	33,530,380

ILLUMINET HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,

	2001	2000

	(UNAUDITED)
Operating activities:

Net income	$18,951	$11,530

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	9,880	7,448

Stock-based compensation expense	553	571

Deferred income taxes	(93)	—

Change in:

Accounts receivable	(4,299)	1,072

Trade accounts payable	(2,060)	(425)

Accrued expenses	(1,928)	97

Due to customers	2,357	(1,195)

Other	2,445	(781)

Net cash provided by operating activities	25,806	18,317

Investing activities:

Sales (purchases) of investments	22,628	(2,496)

Capital purchases and other	(20,509)	(9,004)

Net cash provided by (used in) investing activities	2,119	(11,500)

Financing activities:

Proceeds from issuance of Common Stock	2,084	1,253

Proceeds from issuance of notes payable and long-term debt	—	3,303

Principal payments on notes payable, long-term debt and capital leases	(1,869)	(11,056)

Stock repurchase	(107)	—

Net cash provided by (used in) financing activities	108	(6,500)

Net increase in cash and cash equivalents	28,033	317

Cash and cash equivalents at:

Beginning of period	32,358	24,223

End of period	$60,391	$24,540

Supplemental cash flow disclosure:

Income taxes paid	$8,551	$9,660

Interest paid	$495	$812

Capital acquisitions financed through capital leases	$207	$—

Dividends and accretion on Convertible Redeemable Preferred Stock	$—	$427

ILLUMINET HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Illuminet Holdings, Inc. and its wholly-owned subsidiaries Illuminet, Inc. (“Illuminet”) and National Telemanagement Corporation (“NTC”) (collectively referred to as “the Company”) are engaged in the business of developing, managing and marketing a Signaling System 7 (“SS7”) network and related products and services based on SS7 technology to the entire telecommunications marketplace. SS7 is a telecommunications industry-standard system of protocols and procedures that is used to control telephone communications and provide routing information in association with vertical calling features, such as calling card validation, advanced intelligent network services, local number portability, wireless services, toll-free number database access, and caller identification. Additionally, Illuminet provides advanced database services, billing-and-collection services, calling card services, and network usage software applications to a range of telephone companies as well as interexchange carriers, operator service providers and other telecommunications companies and providers of telecommunications services.

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

BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Illuminet as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 presented in this Form 10-Q are unaudited, and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of Illuminet’s financial position, results of its operations and its cash flows for each period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Illuminet believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results. These consolidated financial statements and notes thereto should be read in conjunction with Illuminet’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2001.

     The consolidated financial statements include the financial statements of Illuminet Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTS RECEIVABLE

     Included in accounts receivable are the following balances:

	JUNE 30,	DECEMBER 31,
	2001	2000

	($ IN THOUSANDS)

Non-revenue billings receivable	$25,964	$21,409

Trade accounts receivable	24,959	23,795

Gross accounts receivable	50,923	45,204

Less: allowance for bad debts	3,643	2,313

Net accounts receivable	$47,280	$42,891

     Non-revenue billings include network access charges and clearinghouse amounts invoiced but not recognized as revenue. This amount has been estimated by management.

EARNINGS PER SHARE

     The computation of earnings per share-basic is based on net income available to common shareholders and the weighted-average number of outstanding common shares, including Class A Common Stock. The computation of earnings per share-diluted includes the dilutive effect, if any, of outstanding Series A Preferred Stock, and Convertible Redeemable Preferred Stock calculated using the as if converted method, and Common Stock options, Class A Common Stock options and Common Stock Warrants calculated using the treasury stock method. Effective with Illuminet’s initial public offering on October 7, 1999, all existing common stock available to common shareholders of Illuminet outstanding immediately prior to the initial public offering was renamed to Class A Common Stock. Each share of Class A Common Stock automatically converted into four shares of Common Stock on April 5, 2000.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share-basic and diluted (in thousands, except share and per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

Numerator:

Net income	$9,953	$4,247	$18,951	$11,530

Accretion of redemption value and cumulative dividends of Convertible Redeemable Preferred Stock	—	(202)	—	(404)

Numerator for earnings per share-basic — Income available to common stockholders	$9,953	$4,045	$18,951	$11,126

Denominator:

Denominator for earnings per share-basic — weighted-average shares	32,495,794	31,189,663	32,366,246	31,151,949

Weighted-average effect of dilutive securities:

Stock options	1,412,993	1,944,353	1,441,442	1,964,335

Stock warrants	—	414,096	—	414,096

Dilutive potential common shares	1,412,993	2,358,449	1,441,442	2,378,431

Denominator for earnings per share-diluted - adjusted weighted-average shares	33,908,787	33,548,112	33,807,688	33,530,380

Earnings per share — basic	$0.31	$0.13	$0.59	$0.36

Earnings per share — diluted	$0.29	$0.12	$0.56	$0.33

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PRODUCTS AND SERVICES

     Our products and services include:

•	network services, which includes (1) SS7 connectivity, switching and the transport of messages used to route calls and query databases, (2) intelligent network services, such as database access, including local number portability and support for roaming between carriers, and (3) wireless services, such as IS-41 signaling, prepaid wireless account management and unregistered wireless roaming services;

•	clearinghouse services that facilitate payments among telecommunications carriers; and

•	network usage software applications.

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

     Wireless services support seamless wireless roaming using IS-41 signaling protocol. Prepaid wireless account management and unregistered wireless roaming services include providing a prepaid wireless billing service that charges and replenishes the customer’s personal prepaid account and services that provide access to roaming for unregistered users which allows such users to debit their personal prepaid account while roaming or use an alternative payment method such as a credit card for calls without live operator intervention.

     Our clearinghouse services include serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. For example, we receive a monthly report from a long distance carrier detailing the long distance calls made by the customers of another carrier. We prepare statements to each billing carrier of its customers’ usage, which the billing carrier then uses to bill its customers. The billing carrier remits the payments received from its customers to us. We aggregate these payments and remit them to the long distance carrier, net of our servicing fee.

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

     Customers generally are charged for connections to our SS7 network on a monthly “per link” basis. If we provision the network facilities that provide their connections to our network, they pay us for establishing the initial connections that link them to our network and pay a separate monthly fee to maintain those links. We generally price these connectivity links on a cost-plus basis based on our facility lease costs. In addition, customers are charged on a monthly recurring flat-fee basis for network signaling route sets based on the number of switches to which they signal.

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

EXPENSES

     Our costs and expenses, which we do not attribute directly to individual product lines, consist generally of the following:

•	Carrier costs for our SS7 and IP-based networks, which include recurring payments to telecommunications carriers for leased lines and signal transfer point ports. These lines and ports provide connections (1) between our customers and our network, (2) among our own network locations and (3) between our network and nearly all other SS7 networks in the United States. Cost of links and ports to our customers is variable, relating directly to the number of links and ports we provide to our customers. Cost of links and ports among our own network locations and to other SS7 networks is primarily fixed. We generally lease lines and ports under tariffs with volume discounts;

•	Operating expenses, which include the cost of providing network services, clearinghouse services and network usage software applications. Such costs primarily include personnel costs and hardware and software maintenance costs to monitor and maintain our network 24 hours a day, seven days a week, maintain and operate our databases, process our clearinghouse messages, and develop and maintain our network usage software applications;

•	Selling, general and administrative, which consist primarily of executive, sales and marketing and administrative personnel and professional services expense; and

•	Depreciation and amortization, which relate primarily to our installed network equipment, our computer hardware and software, our corporate facilities and our network usage software applications.

RESULTS OF OPERATIONS

     The table below indicates the results of our operations expressed as a percentage of total revenues. The historical results are not necessarily indicative of results to be expected for any future period.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

Revenues:

Network services	97%	95%	97%	95%

Clearinghouse services	2	4	3	4

Network usage software applications	1	1	—	1

Total revenues	100	100	100	100

Expenses:

Carrier costs	18	19	18	19

Operating	25	27	26	27

Selling, general and administrative	15	14	15	14

Depreciation and amortization	11	10	11	10

Merger costs	—	9	—	5

Total expenses	69	79	70	75

Operating income	31	21	30	25

Interest income	4	5	4	5

Interest expense	(1)	(1)	(1)	(1)

Income before income taxes	34	25	33	29

Income tax provision	13	13	12	13

Net income	21%	12%	21%	16%

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

REVENUES

     Network services. Network services revenues, comprised of revenues from network connectivity, which includes message switching and transport, intelligent network services, and wireless services, increased by $11.5 million, or 33%, to $45.8 million for the three months ended June 30, 2001 from $34.3 million for the same period in 2000, and by $21.4 million, or 32%, to $88.7 million for the six months ended June 30, 2001 from $67.3 million for the same period in 2000. These increases were due to increased customer connections and signaling across our network, substantial growth in queries processed in the caller identification or calling name delivery and toll-free databases, and the continued nationwide rollout of local number portability.

     Network connectivity revenues increased by $3.3 million, or 28%, to $15.3 million for the three months ended June 30, 2001 from $12.0 million for the same period in 2000, and by $5.9 million, or 24%, to $30.2 million for the six months ended June 30, 2001 from $24.3 million for the same period in 2000. Intelligent network services revenues increased by $6.5 million, or 45%, to $20.9 million for the three months ended June 30, 2001 from $14.4 million for the same period in 2000, and by $12.0 million, or 43%, to $39.7 million for the six months ended June 30, 2001 from $27.7 million for the same period in 2000. These increases reflect the overall growth in our customer base and higher caller information services volume as we obtained access to additional caller information maintained in third-party databases. The remainder of these increases was due to continued growth in local number portability. Wireless services revenues increased by $1.7 million, or 21%, to $9.6 million for the three months ended June 30, 2001 from $7.9 million for the same period in 2000, and by $3.5 million, or 23%, to $18.8 million for the six months ended June 30, 2001 from $15.3 million for the same period in 2000 due to growth in IS-41 messaging.

     Clearinghouse services. Clearinghouse services revenues decreased by $0.3 million, or 18%, to $1.2 million for the three months ended June 30, 2001 from $1.5 million for the same period in 2000, and by $0.3 million, or 8%, to $2.5 million for the six months ended June 30, 2001 from $2.8 million for the same period in 2000.

     Network usage software applications. Network usage software applications revenues decreased by $0.2 million, or 48%, to $0.3 million for the three months ended June 30, 2001 from $0.5 million for the same period in 2000, and by $0.3 million, or 31%, to $0.5 million for the six months ended June 30, 2001 from $0.8 million for the same period in 2000. Revenues for the three months and six months ended June 30, 2000 included approximately $0.3 million of licensing revenues.

EXPENSES

     Carrier costs. Carrier costs increased by $1.6 million, or 23%, to $8.4 million for the three months ended June 30, 2001 from $6.8 million for the same period in 2000, and by $3.1 million, or 23%, to $16.4 million for the six months ended June 30, 2001 from $13.3 million for the same period in 2000. Carrier costs increased due to increased customer connections to our network and are related to our growth in network connectivity revenue.

     Operating. Operating expenses increased by $2.4 million, or 24%, to $12.0 million for the three months ended June 30, 2001 from $9.6 million for the same period in 2000, and by $5.1 million, or 27%, to $23.9 million for the six months ended June 30, 2001 from $18.8 million for the same period in 2000. These increases resulted mainly from product development and deployment expenses and expenses related to an upgrade of our internal computer network.

     Selling, general and administrative. Selling, general and administrative expenses increased by $1.9 million, or 38%, to $7.0 million for the three months ended June 30, 2001 from $5.1 million for the same period in 2000, and by $4.2 million, or 42%, to $14.2 million for the six months ended June 30, 2001 from $10.0 million for the same period in 2000. These increases were primarily due to a first quarter 2001 increase of $1.5 million in reserves related to doubtful accounts and a second quarter 2001 reserve of $0.6 million caused by the bankruptcy filing of a third-party billing vendor.

     Depreciation and amortization. Depreciation and amortization expenses increased by $1.5 million, or 40%, to $5.3 million for the three months ended June 30, 2001 from $3.8 million for the same period in 2000, and by $2.5 million, or 33%, to $9.9 million for the six months ended June 30, 2001 from $7.4 million for the same period in 2000. These increases reflect the significant investment made in the last two years for network monitoring and data collection hardware and software, database applications, and signal transfer point switches.

     Merger costs. Merger costs of $3.4 million for the three months and six months ended June 30, 2000 reflect the direct expenses associated with the NTC transaction.

     Interest income. Interest income decreased by $0.2 million, to $1.7 million for the three months ended June 30, 2001 from $1.9 million for the same period in 2000, and by $0.1 million, to $3.6 million for the six months ended June 30, 2001 from $3.7 million for the same period in 2000. The decrease reflects the recent decline in interest rates.

     Interest expense. Interest expense decreased by $0.2 million, to $0.2 million for the three months ended June 30, 2001 from $0.4 million for the same period in 2000, and by $0.4 million, to $0.4 million for the six months ended June 30, 2001 from $0.8 million for the same period in 2000. The decrease reflects lower interest rates on our floating-rate debt and the extinguishment of debt related to the NTC transaction in June 2000.

     Income taxes. Income tax expense increased by $1.2 million, to $6.1 million, an effective tax rate of 38%, for the three months ended June 30, 2001 from $4.9 million, an effective tax rate of 53%, for the same period in 2000, and by $2.3 million, to $11.6 million, an effective tax rate of 38%, for the six months ended June 30, 2001 from $9.3 million, an effective tax rate of 45%, for the same period in 2000. These increases were driven by our increase in income. For the three months and six months ended June 30, 2000, our effective tax rate was higher than expected due to the non-deductibility of certain expenses related to the NTC transaction.

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

     Our working capital (current assets in excess of current liabilities) was $138.2 million at June 30, 2001. The growth in working capital of $13.9 million from $124.3 million at December 31, 2000, reflects our positive net operating cash flows and overall business growth.

     Our property and equipment acquisitions were $19.6 million for the six months ended June 30, 2001. Expenditures for property and equipment were primarily for network equipment to expand capacity and enhance reliability, including network monitoring equipment, assets to support expansion of existing products and new products under development, and corporate infrastructure. We anticipate aggregate capital expenditures of approximately $39.0 million in 2001 for network expansion, corporate infrastructure and new product development.

     Effective June 1, 2000, we entered into an agreement with Bank of America to provide a $10.0 million unsecured line of credit and a $15.0 million unsecured capital expenditure facility. The line of credit has a two-year term, with a one-year extension available at the end of the second year. The capital expenditure facility has a five-year term. No draws were taken on the unsecured line and $0.8 million was outstanding on the capital expenditure facility at June 30, 2001. The line of credit and capital expenditure facilities replaced unused loan facilities from the Rural Telephone Finance Cooperative (“RTFC”). RTFC released its lien on all assets except for a first trust deed on our building and land located in Lacey, Washington. Long-term secured notes to RTFC were $5.5 million at June 30, 2001 with various maturity dates including September 2010 and March 2015.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.

     The Company does not expect the adoption of these standards to have a material effect on the its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this document, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, based on our beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or expected future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terms such as the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. You should understand that there are certain important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements, including but not limited to the following:

•	Our ability to provide reliable services;

•	Continued acceptance of new services in the industry;

•	The impact of any network outages;

•	The ability of third party communications infrastructure suppliers to maintain operational integrity of our connections and to continue to provide and expand service to us;

•	Our ability to effectively and cost efficiently acquire and integrate complimentary businesses and technologies;

•	Continued acceptance of our SS7 network and the telecommunications market’s continuing use of SS7 technology;

•	Our ability to attract and retain employees with requisite skills to execute our growth plans; and

•	Intense competition in the market for SS7 services and pricing pressures caused by competition and industry consolidation.

     For additional discussion of the principal factors that may cause actual results to be different, please refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2001. You should not put undue reliance on any forward-looking statements. We will not update forward-looking statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We are exposed to this risk in two specific ways. First, we have debt outstanding. Our secured notes payable to RTFC, which were $5.5 million at June 30, 2001 and $6.0 million at December 31, 2000, have a variable interest rate, which exposes our income statement and cash flows to changes in interest rates. The rate of these secured notes is based on the lender’s cost of funds. We also have a $10.0 million unsecured line of credit and a $15.0 million unsecured capital expenditure facility with Bank of America with a variable interest rate based on LIBOR. At June 30, 2001 and December 31, 2000, $0.8 million was outstanding on the unsecured capital expenditure facility. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2001, our net income and cash flows would decrease by an immaterial amount.

     The second component of interest rate risk involves the short-term investment of excess cash and available-for-sale securities. Such risk affects fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. Earnings from the overnight investment of idle cash totaled $0.8 million for the six months ended June 30, 2001 (“2001”) and $1.6 million for the year ended December 31, 2000 (“2000”). Additionally, we have investments in commercial paper providing total earnings of $2.3 million in 2001 and $5.2 million in 2000. Some of these commercial paper investments are considered to be cash equivalents with the remainder classified as available-for-sale securities, depending on investment maturity dates. If market interest rates were to decrease immediately and uniformly by 10% from levels at June 30, 2001, our net income and cash flows would decrease by an immaterial amount.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     We are a party to various legal proceedings arising in the ordinary course of business. We do not believe that those claims, individually or combined, will have a material adverse effect on our business, financial condition or operating results.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c)  None.

     (d)  We expect to use the net offering proceeds from our October 1999 initial public offering, Registration Statement No. 333-85779, effective October 7, 1999, to fund potential acquisitions, to develop new and improved services, to maintain and expand our network and for general corporate purposes. To date, we have used net proceeds from the initial public offering to purchase $16.5 million of network equipment to expand and improve our SS7 network, $10.8 million to develop new services and $4.9 million to retire NTC debt in connection with the NTC transaction.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Stockholders held on May 4, 2001, the following numbers of votes were cast for the matters indicated:

1.	Proposal to elect Jack W. Blumenstein and James W. Strand to the Board of Directors until the 2004 annual meeting:

					BROKER
NOMINEE	FOR	AGAINST	WITHHELD	ABSTAIN	NON-VOTE

Jack W. Blumenstein	23,909,249	0	22,185	0	0

James W. Strand	23,898,798	0	32,636	0	0

2.	Proposal to ratify selection of independent auditors for the 2001 fiscal year:

				BROKER
FOR	AGAINST	WITHHELD	ABSTAIN	NON-VOTE

23,647,203	282,403	0	1,828	0

3.	Proposal to approve Illuminet Holdings, Inc. 1997 Equity Incentive Plan:

				BROKER
FOR	AGAINST	WITHHELD	ABSTAIN	NON-VOTE

16,308,658	6,804,721	0	818,055	0

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

     None.

     (b)  REPORTS ON FORM 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINET HOLDINGS, INC.

Date: August 13, 2001	By:	/s/ Daniel E. Weiss

Daniel E. Weiss, Chief Financial Officer, Secretary (Principal Financial and Accounting Officer)