Form 10-Q
period 2001-09-30
ILLUMINET HOLDINGS INC
filed 2001-11-14
CIK 1002119

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
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

Yes [X]    No [  ]

At October 31, 2001, 32,822,139 shares of Common Stock, $0.01 par value per share were outstanding.

ILLUMINET HOLDINGS, INC.
FORM 10-Q
INDEX

PART I

FINANCIAL INFORMATION

ITEM 1: Condensed Financial Statements

ILLUMINET HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$53,395	$32,358
Available-for-sale securities	48,391	84,531
Accounts receivable, less allowance for doubtful accounts of $3,677 ($2,313 in 2000)	59,771	42,891
Deferred income taxes	1,498	939
Income taxes receivable	—	752
Prepaid expenses and other	3,628	3,148

Total current assets	166,683	164,619
Property and equipment, net	85,787	65,279
Other assets	21,390	1,463

Total assets	$273,860	$231,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$15,537	$15,071
Accrued expenses	7,141	8,354
Due to customers	17,571	13,520
Income taxes payable	3,998	—
Current portion of obligations under capital leases	2,530	2,693
Current portion of long-term debt	330	675

Total current liabilities	47,107	40,313

Deferred income taxes	5,430	5,819
Obligations under capital leases, less current portion	705	2,402
Long-term debt, less current portion	5,902	6,153
Stockholders’ equity:
Preferred Stock, par value $.01 per share, authorized 100,000 shares, 4,416 shares designated as Series A, none outstanding and 7,000 shares designated as Series B, none outstanding	—	—
Common Stock, par value $.01 per share, authorized 150,000,000 shares, issued 32,677,354 and outstanding 32,672,354 (issued and outstanding 32,108,297 in 2000)	327	321
Additional paid-in capital	124,367	117,056
Deferred stock-based compensation	(1,927)	(2,758)
Retained earnings	91,949	62,055

Total stockholders’ equity	214,716	176,674

Total liabilities and stockholders’ equity	$273,860	$231,361

ILLUMINET HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

Revenues	$52,339	$41,593	$144,043	$112,379
Expenses:
Carrier costs	8,716	6,798	25,068	20,123
Operating	13,407	10,713	37,318	29,489
Selling, general and administrative	8,062	5,716	22,212	15,666
Depreciation and amortization	4,964	4,057	14,844	11,505
Merger costs	1,456	—	1,456	3,353

Total expenses	36,605	27,284	100,898	80,136

Operating income	15,734	14,309	43,145	32,243
Interest income	1,589	1,882	5,174	5,553
Interest expense	(192)	(259)	(614)	(1,015)

Income before income taxes	17,131	15,932	47,705	36,781
Income tax provision	6,188	5,986	17,811	15,305

Net income	$10,943	$9,946	$29,894	$21,476

Earnings per share — basic	$0.34	$0.31	$0.92	$0.67

Earnings per share — diluted	$0.32	$0.30	$0.88	$0.63

Weighted-average common shares — basic	32,615,277	31,873,701	32,450,169	31,394,289

Weighted-average common shares — diluted	34,070,129	33,677,898	33,896,081	33,543,619

ILLUMINET HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

Operating activities:
Net income	$29,894	$21,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,844	11,505
Stock-based compensation expense	831	848
Deferred income taxes	(948)	(50)
Change in:
Accounts receivable	(15,472)	(3,467)
Trade accounts payable	(302)	2,518
Accrued expenses	(1,213)	(797)
Due to customers	4,051	477
Taxes payable	9,667	1,218
Other	427	(644)

Net cash provided by operating activities	41,779	33,084

Investing activities:
Sales (purchases) of investments	36,140	(3,469)
Acquisition of BSI-WS	(25,122)	—
Capital purchases and other	(31,570)	(19,141)

Net cash used in investing activities	(20,552)	(22,610)

Financing activities:
Proceeds from issuance of Common Stock	2,507	1,689
Proceeds from issuance of notes payable and long-term debt	—	4,103
Principal payments on notes payable, long-term debt and capital leases	(2,590)	(11,939)
Stock repurchase	(107)	—

Net cash used in financing activities	(190)	(6,147)

Net increase in cash and cash equivalents	21,037	4,327
Cash and cash equivalents at:
Beginning of period	32,358	24,223

End of period	$53,395	$28,550

Supplemental cash flow disclosure:
Income taxes paid	$9,092	$13,798

Interest paid	$610	$1,069

Capital acquisitions financed through capital leases	$165	$—

Dividends and accretion on Convertible Redeemable Preferred Stock	$—	$404

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

     On September 28, 2001, the Company acquired BellSouth International Wireless Services, Inc. (“BSI-WS”), a wholly-owned subsidiary of BellSouth prior to the acquisition, which provides domestic wireless clearinghouse services and also operates a roaming network that connects wireless carriers in South, Central, and North America. BSI-WS has operations located in Atlanta, Georgia and Tampa, Florida. The BSI-WS name will change almost immediately to reflect its separation from BellSouth as full integration of the new business proceeds.

BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000 presented in this Form 10-Q are unaudited, and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of its operations and its cash flows for each period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made are adequate to make the information presented not misleading. The results of the interim periods are not necessarily indicative of future results. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2001.

     The consolidated financial statements include the financial statements of Illuminet Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTS RECEIVABLE

     Included in accounts receivable are the following balances:

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	($ IN THOUSANDS)
Non-revenue billings receivable	$32,300	$21,409
Trade accounts receivable	31,148	23,795

Gross accounts receivable	63,448	45,204
Less: allowance for bad debts	3,677	2,313

Net accounts receivable	$59,771	$42,891

     Non-revenue billings include network access charges and clearinghouse amounts invoiced but not recognized as revenue. This amount has been estimated by management.

OTHER ASSETS

     Included in other assets are the following balances:

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	($ IN THOUSANDS)
Intangibles	$11,100	$—
Goodwill (net)	9,582	—
Other	708	1,463

Other assets	$21,390	$1,463

EARNINGS PER SHARE

     The computation of earnings per share-basic is based on net income available to common shareholders and the weighted-average number of outstanding common shares, including Class A Common Stock. The computation of earnings per share-diluted includes the dilutive effect, if any, of outstanding Convertible Redeemable Preferred Stock calculated using the as if converted method, and Common Stock options, Class A Common Stock options and Common Stock Warrants calculated using the treasury stock method. Effective with Illuminet’s initial public offering on October 7, 1999, all existing common stock available to common shareholders of Illuminet outstanding immediately prior to the initial public offering was renamed to Class A Common Stock. Each share of Class A Common Stock automatically converted into four shares of Common Stock on April 5, 2000.

NOTE 2. ACQUISITION

     The Company acquired all of the outstanding stock of BSI-WS on September 28, 2001 for $25.1 million in cash plus insignificant acquisition costs that were expensed. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Certain intangible assets have been identified and capitalized.

     The following summarizes the accounting for the acquisition ($ in thousands):

Current and long-term assets	$5,674
Intangibles	11,100
Goodwill	8,942
Liabilities assumed	(594)

Purchase price	$25,122

     Intangibles will be amortized over a weighted-average amortization period of 7.5 years, and goodwill is expected to be fully deductible for tax purposes.

     BSI-WS revenues were $4.2 million and $4.7 million for the periods January 1, to September 28, 2000 and 2001, respectively, and $1.4 million and $1.5 million for the period July 1, to September 28, 2000 and 2001, respectively. Pro forma results from operations, pro forma net income and pro forma earnings per share amounts that give effect to the acquisition as if it had occurred at the beginning of the earliest period presented are not presented because separate costs and expenses for BSI-WS were not prepared for those periods.

NOTE 3. EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share-basic and diluted (in thousands, except share and per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

Numerator:
Net income	$10,943	$9,946	$29,894	$21,476
Accretion of redemption value and cumulative dividends of Convertible Redeemable Preferred Stock	—	—	—	(404)

Numerator for earnings per share-basic — Income available to common stockholders	10,943	$9,946	29,894	$21,072

Denominator:
Denominator for earnings per share-basic — weighted-average shares	32,615,277	31,873,701	32,450,169	31,394,289
Weighted-average effect of dilutive securities:
Stock options	1,454,852	1,804,197	1,445,912	1,874,274
Stock warrants	—	—	—	275,056

Dilutive potential common shares	1,454,852	1,804,197	1,445,912	2,149,330

Denominator for earnings per share-diluted — adjusted weighted-average shares and assumed conversions	34,070,129	33,677,898	33,896,081	33,543,619

Earnings per share — basic	$0.34	$0.31	$0.92	$0.67

Earnings per share — diluted	$0.32	$0.30	$0.88	$0.63

NOTE 4. MERGER BY VERISIGN

     On September 24, 2001, the Company announced that it would be acquired by VeriSign, Inc. Under the terms of the agreement, VeriSign will exchange 0.93 shares or options of VeriSign stock for each outstanding share and option of the Company. Additionally, VeriSign required the Company to enter into a stock option agreement that grants VeriSign the right to buy shares of the Company’s common stock equal to 19.9% of shares of the Company’s common stock outstanding on the date of exercise at an exercise price of $35.62 per share. The option becomes exercisable only upon the occurrence of specified events. The amount of profit that VeriSign may realize under the option as a condition together with the termination fee is subject to a profit cap of $65.0 million.

     The completion of the transaction is subject to Company shareholder and regulatory approvals. The Company anticipates expensing significant costs for investment banking, legal and accounting services in order to complete this transaction. The Company anticipates completing the transaction by the end of December 2001.

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

RECENT DEVELOPMENTS

     We acquired BellSouth International Wireless Services, Inc. (“BSI-WS”) on September 28, 2001 for $25.1 million in cash. BSI-WS is a domestic wireless clearinghouse provider and also operates a roaming network that connects wireless carriers in South, Central, and North America. The BSI-WS name will change almost immediately to reflect its separation from BellSouth as full integration of the new business proceeds.

     On September 24, 2001, we announced that we would be acquired by VeriSign, Inc. Under the terms of the agreement, VeriSign will exchange 0.93 shares or options of VeriSign stock for each outstanding share and option of the Company. Additionally, VeriSign required us to enter into a stock option agreement that grants VeriSign the right to buy shares of our common stock equal to 19.9% of shares of our common stock outstanding on the date of exercise at an exercise price of $35.62 per share. The option becomes exercisable only upon the occurrence of specified events. The amount of profit that VeriSign may realize under the option as a condition together with the termination fee is subject to a profit cap of $65.0 million. The completion of the transaction is subject to our shareholder and regulatory approvals. We anticipate completing this transaction by the end of December 2001, and expect to expense significant costs for investment banking, legal and accounting services.

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

     Wireless services support domestic seamless wireless roaming using IS-41 signaling protocol. Prepaid wireless account management and unregistered wireless roaming services include providing a prepaid wireless billing service that charges and replenishes the customer’s personal prepaid account and services that provide access to roaming for unregistered users which allows such users to debit their personal prepaid account while roaming or use an alternative payment method such as a credit card for calls without live operator intervention. With the recent acquisition of BSI-WS, we will be offering wireless operators seamless roaming throughout the Americas by connecting 23 countries in South, Central and North America, as well as the Caribbean, and we also provide wireless fraud management, SS7 monitoring, and roamer clearinghouse services that allow for the settlement of charges between carriers.

     Our clearinghouse services include serving as a distribution and collection point for billing information and payment collection for services provided by one carrier to customers billed by another. For example, we receive a monthly report from a long distance carrier detailing the long distance calls made by the customers of another carrier. We prepare statements to each billing carrier of its customers’ usage, which the billing carrier then uses to bill its customers. The billing carrier remits the payments received from its customers to us. We aggregate these payments and remit them to the long distance carrier, net of our servicing fee. With the recent acquisition of BSI-WS, we will be offering domestic and international wireless carriers a clearing service that collects and aggregates billing data for roaming services provided by a carrier to wireless subscribers of another carrier. The carriers’ net financial position is forwarded to a third-party financial settlement service provider who is responsible for collecting and paying amounts due between the respective carriers.

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

     Our wireless roaming services are delivered domestically through our SS7 network, and internationally through the Americas via the recently acquired BSI-WS network. Our revenues are earned from initial set-up fees, flat monthly charges and monthly transaction based usage fees that are subject to contractual minimum charges.

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

     Clearinghouse services are provided on a per message billed basis. Our revenues vary based on the number of messages provided to us by telecommunications companies and other message providers for aggregation and distribution by us to the carrier who will bill to and collect from its customers. Clearinghouse services are relatively mature, are showing a decline in the number of messages processed, and are experiencing competitive pricing pressures. Our recently acquired wireless clearing services are provided on a per message processed basis and are expected to increase over the historical levels experienced by BSI-WS with the addition of a 4 1/2 year, contract with Cingular Wireless that was signed shortly before our acquisition of BSI-WS.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

Revenues:
Network services	97%	89%	97%	93%
Clearinghouse services	2	4	3	4
Network usage software applications	1	7	—	3

Total revenues	100	100	100	100
Expenses:
Carrier costs	17	16	17	18
Operating	26	26	26	26

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

Selling, general and administrative	15	14	16	14
Depreciation and amortization	9	10	10	10
Merger costs	3	—	1	3

Total expenses	70	66	70	71

Operating income	30	34	30	29
Interest income	3	5	4	5
Interest expense	—	(1)	(1)	(1)

Income before income taxes	33	38	33	33
Income tax provision	12	14	12	14

Net income	21%	24%	21%	19%

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

     Network services. Network services revenues, comprised of revenues from network connectivity which includes message switching and transport, intelligent network services, and wireless services, increased by $13.6 million, or 37%, to $50.7 million for the three months ended September 30, 2001 from $37.1 million for the same period in 2000, and by $35.0 million, or 34%, to $139.3 million for the nine months ended September 30, 2001 from $104.3 million for the same period in 2000. These increases were due to increased customer connections and signaling across our network, substantial growth in queries processed in the caller identification or calling name delivery and toll-free databases, and the continued nationwide rollout of local number portability.

     Network connectivity revenues increased by $4.5 million, or 37%, to $16.5 million for the three months ended September 30, 2001 from $12.0 million for the same period in 2000, and by $10.3 million, or 28%, to $46.6 million for the nine months ended September 30, 2001 from $36.3 million for the same period in 2000. Intelligent network services revenues increased by $7.6 million, or 45%, to $24.6 million for the three months ended September 30, 2001 from $17.0 million for the same period in 2000, and by $19.6 million, or 44%, to $64.3 million for the nine months ended September 30, 2001 from $44.7 million for the same period in 2000. These increases reflect the overall growth in our customer base and higher caller information services volume as we obtained access to additional caller information maintained in third-party databases. The remainder of these increases was due to continued growth in local number portability. Wireless services revenues increased by $1.6 million, or 19%, to $9.6 million for the three months ended September 30, 2001 from $8.0 million for the same period in 2000, and by $5.1 million, or 22%, to $28.4 million for the nine months ended September 30, 2001 from $23.3 million for the same period in 2000 due to growth in IS-41 messaging.

     Clearinghouse services. Clearinghouse services revenues decreased by $0.2 million, or 11%, to $1.3 million for the three months ended September 30, 2001 from $1.5 million for the same period in 2000, and by $0.4 million, or 9%, to $3.8 million for the nine months ended September 30, 2001 from $4.2 million for the same period in 2000.

     Network usage software applications. Network usage software applications revenues decreased by $2.8 million, or 90%, to $0.3 million for the three months ended September 30, 2001 from $3.1 million for the same period in 2000, and by $3.0 million, or 78%, to $0.9 million for the nine months ended September 30, 2001 from $3.9 million for the same period in 2000. Revenues for the three months ended September 30, 2001 were primarily made up of recurring maintenance revenue while revenues for the three months ended September 30, 2000 included approximately $2.8 million of licensing revenues.

EXPENSES

     Carrier costs. Carrier costs increased by $1.9 million, or 28%, to $8.7 million for the three months ended September 30, 2001 from $6.8 million for the same period in 2000, and by $5.0 million, or 25%, to $25.1 million for the nine months ended September 30, 2001 from $20.1 million for the same period in 2000. Carrier costs increased due to increased customer connections to our network and are related to our growth in network connectivity revenue.

     Operating. Operating expenses increased by $2.7 million, or 25%, to $13.4 million for the three months ended September 30, 2001 from $10.7 million for the same period in 2000, and by $7.8 million, or 27%, to $37.3 million for the nine months ended September 30, 2001 from $29.5 million for the same period in 2000. These increases resulted mainly from product development and deployment expenses and expenses related to an upgrade of our internal computer network.

     Selling, general and administrative. Selling, general and administrative expenses increased by $2.4 million, or 41%, to $8.1 million for the three months ended September 30, 2001 from $5.7 million for the same period in 2000, and by $6.5 million, or 42%, to $22.2 million for the nine months ended September 30, 2001 from $15.7 million for the same period in 2000. These increases were primarily due to bad debt reserves of $1.9 million in the third quarter of 2001, in addition to reserves of $2.1 million recorded for the six months ended June 30, 2001.

     Depreciation and amortization. Depreciation and amortization expenses increased by $0.9 million, or 22%, to $5.0 million for the three months ended September 30, 2001 from $4.1 million for the same period in 2000, and by $3.3 million, or 29%, to $14.8 million for the nine months ended September 30, 2001 from $11.5 million for the same period in 2000. These increases reflect the significant investment made in the last two years for network monitoring and data collection hardware and software, intelligent network services, and signal transfer point switches.

     Merger costs. Merger costs were $1.5 million for the three and nine months ended September 30, 2001, representing a decrease of $1.9 million, or 57%, from $3.4 million for the same nine-month period in 2000. Expenses recorded for the three months and nine months ended September 30, 2001 primarily reflect VeriSign transaction costs while costs recorded in 2000 reflect the direct expenses associated with the NTC transaction.

     Interest income. Interest income decreased by $0.3 million, to $1.6 million for the three months ended September 30, 2001 from $1.9 million for the same period in 2000, and by $0.4 million, to $5.2 million for the nine months ended September 30, 2001 from $5.6 million for the same period in 2000. The decrease reflects the recent decline in interest rates.

     Interest expense. Interest expense decreased by $0.1 million, to $0.2 million for the three months ended September 30, 2001 from $0.3 million for the same period in 2000, and by $0.4 million, to $0.6 million for the nine months ended September 30, 2001 from $1.0 million for the same period in 2000. The decrease primarily reflects lower interest rates on our floating-rate debt and the extinguishment of debt related to the NTC transaction in June 2000.

     Income taxes. Income tax expense increased by $0.2 million, to $6.2 million, an effective tax rate of 36%, for the three months ended September 30, 2001 from $6.0 million, an effective tax rate of 38%, for the same period in 2000, and by $2.5 million, to $17.8 million, an effective tax rate of 37%, for the nine months ended September 30, 2001 from $15.3 million, an effective tax rate of 42%, for the same period in 2000. These increases were driven by our increase in income. For the three months and nine months ended September 30, 2000, our effective tax rate was higher than expected due to the non-deductibility of certain expenses related to the NTC transaction. During the three months ended September 30, 2001 a detailed study determined that a greater portion of the NTC acquisition expenses were deductible based on recent case law and were recorded as a reduction in tax expense during the three months ended September 30, 2001.

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

     Our working capital (current assets in excess of current liabilities) was $119.6 million at September 30, 2001. The decrease in working capital of $4.7 million from $124.3 million at December 31, 2000, reflects the purchase of BSI-WS for $25.1 million offset by our positive net operating cash flows and overall business growth.

     Our property and equipment acquisitions were $30.6 million for the nine months ended September 30, 2001. Expenditures for property and equipment were primarily for network equipment to expand capacity and enhance reliability, including network monitoring equipment, assets to support expansion of existing products and new products under development, and corporate infrastructure.

     Effective June 1, 2000, we entered into an agreement with Bank of America to provide a $10.0 million unsecured line of credit and a $15.0 million unsecured capital expenditure facility. The line of credit has a two-year term, with a one-year extension available at the end of the second year. The capital expenditure facility has a five-year term. No draws were taken on the unsecured line and $0.8 million was outstanding on the capital expenditure facility at September 30, 2001. The line of credit and capital expenditure facilities replaced unused loan facilities from the Rural Telephone Finance Cooperative (“RTFC”). RTFC released its lien on all assets except for a first trust deed on our building and land located in Lacey, Washington. Long-term secured notes to RTFC were $5.4 million at September 30, 2001 with various maturity dates including September 2010 and March 2015.

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

     In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair-value less cost to sell, whether reported in continuing operations or as discontinued operations, to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

     The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

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

     Forward-looking statements involve risks, uncertainties and assumptions. You should understand that there are certain important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements, including but not limited to the following:

•	Our ability to provide reliable services;

•	Continued acceptance of new services in the industry;

•	Changes in trends of subscribers’ acceptance and use of our services that are offered through our carrier customers;

•	The impact of any network outages;

•	The ability of third party communications infrastructure suppliers to maintain operational integrity of our connections and to continue to provide and expand service to us;

•	Our ability to effectively and cost efficiently acquire and integrate complimentary businesses and technologies;

•	Continued acceptance of our SS7 network and the telecommunications market’s continuing use of SS7 technology;

•	Our ability to attract and retain employees with requisite skills to execute our growth plans; and

•	Intense competition in the market for SS7 services and pricing pressures caused by competition and industry consolidation.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks relate primarily to changes in interest rates. We are exposed to this risk in two specific ways. First, we have debt outstanding. Our secured notes payable to RTFC, which were $5.4 million at September 30, 2001 and $6.0 million at December 31, 2000, have a variable interest rate, which exposes our income statement and cash flows to changes in interest rates. The rate of these secured notes is based on the lender’s cost of funds. We also have a $10.0 million unsecured line of credit and a $15.0 million unsecured capital expenditure facility with Bank of America with a variable interest rate based on LIBOR. At September 30, 2001 and December 31, 2000, $0.8 million was outstanding on the unsecured capital expenditure facility. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2001, our net income and cash flows would decrease by an immaterial amount.

     The second component of interest rate risk involves the short-term investment of excess cash and available-for-sale securities. Such risk affects fair values, earnings and cash flows. Excess cash is primarily invested in overnight repurchase agreements backed by U.S. government securities. These are considered to be cash equivalents and are shown that way on our balance sheet. Earnings from the overnight investment of idle cash totaled $1.1 million for the nine months ended September 30, 2001 (“2001”) and $1.6 million for the year ended December 31, 2000 (“2000”). Additionally, we have investments in commercial paper providing total earnings of $3.3 million in 2001 and $5.2 million in 2000. Some of these commercial paper investments are considered to be cash equivalents with the remainder classified as available-for-sale securities, depending on investment maturity dates. If market interest rates were to decrease immediately and uniformly by 10% from levels at September 30, 2001, our net income and cash flows would decrease by an immaterial amount.

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     We are a party to various legal proceedings arising in the ordinary course of business. We do not believe that those claims, individually or combined, will have a material adverse effect on our business, financial condition or operating results.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

(d)	We expect to use the net offering proceeds from our October 1999 initial public offering, Registration Statement No. 333-85779, effective October 7, 1999, to fund potential acquisitions, to develop new and improved services, to maintain and expand our network and for general corporate purposes. To date, we have used net proceeds from the initial public offering to purchase $20.9 million of network equipment to expand and improve our SS7 network, $13.1 million to develop new services,$4.9 million to retire NTC debt in connection with the NTC transaction, and $25.1 million to acquire BSI-WS.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the third quarter of 2001.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

     4.1 Certificate and Amendment to Rights Agreement

     10.1 Agreement and Plan of Merger by and among VeriSign, Inc., Illinois Acquisition Corporation and the registrant dated September 23, 2001 (incorporated by reference from Annex A to the registrant’s definitive proxy statement filed October 30, 2001).

(b)	REPORTS ON FORM 8-K

     On September 24, 2001, we filed a report on Form 8-K to announce that we would be acquired by VeriSign, Inc.

     On August 28, 2001, we filed a report on Form 8-K to announce a definitive agreement to acquire BellSouth International Wireless Services, Inc., a subsidiary of BellSouth Corporation, Inc.

     On July 19, 2001 we filed a report on Form 8-K (with respect to Item 5 information only) reporting second quarter results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMINET HOLDINGS, INC.

Date: November 14, 2001	By:	/s/ Daniel E. Weiss

Daniel E. Weiss, Chief Financial Officer, Secretary (Principal Financial and Accounting Officer)

ILLUMINET HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DOCUMENT DESCRIPTION

4.1	Certificate and Amendment to Rights Agreement
10.1	Agreement and Plan of Merger by and among VeriSign, Inc., Illinois Acquisition Corporation and the registrant dated September 23, 2001 (incorporated by reference from Annex A to the registrant’s definitive proxy statement filed October 30, 2001).

E-1